Form 10-Q
period 2023-06-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2023-08-14
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-01639	New Mountain Guardian IV Income Fund, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	92-0964074
New Mountain Guardian IV Unlevered BDC, L.L.C. (Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 14, 2023 was 1,050,000. As of June 30, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statement of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

June 30, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $5,242)	$5,288
Cash and cash equivalents	12,386
Interest receivable	18
Other assets	178
Total assets	$17,870
Liabilities
Borrowings
Unsecured Management Company Revolver	$5,000
Deferred financing costs	(53)
Net borrowings	4,947
Payable for unsettled securities purchased	2,100
Accrued organizational and offering expenses	655
Payable to affiliate	79
Interest payable	3
Management fee payable	3
Other liabilities	142
Total liabilities	7,929
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 1,050,000 units issued and outstanding	10,500
Accumulated overdistributed earnings	(559)
Total members' capital	$9,941
Total liabilities and members' capital	$17,870
Members' capital per unit	$9.47
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Operations
(in thousands, except units and per unit data)
(unaudited)

For the period from May 24, 2023 (commencement of operations) to
June 30, 2023
Investment income
Interest income	$26
Fee income	21
Total investment income	47
Expenses
Organizational and offering expenses	508
Professional fees	83
Administrative expenses	76
Management fee	6
Interest and other financing expenses	3
Other general and administrative expenses	9
Total expenses	685
Less: expenses waived (See Note 5)	(30)
Less: management fees waived (See Note 5)	(3)
Net expenses	652
Net investment loss	(605)
Net change in unrealized appreciation of investments	46
Net realized and unrealized gains	46
Net decrease in members' capital resulting from operations	$(559)
Loss per unit (basic & diluted)	$(1.19)
Weighted average common units outstanding - basic & diluted (See Note 10)	469,792

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Changes in Members' Capital
(in thousands, except units)
(unaudited)

For the period from May 24, 2023 (commencement of operations) to
June 30, 2023
Increase (decrease) in members' capital resulting from operations:
Net investment loss	$(605)
Net change in unrealized appreciation of investments	46
Net decrease in members' capital resulting from operations	(559)
Capital transactions
Contributions	10,499
Total net increase in members' capital resulting from capital transactions	10,499
Net increase in members' capital	9,940
Members' capital at the beginning of the period	1
Members' capital at the end of the period	$9,941

Capital unit activity
Units issued	1,049,900
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Cash Flows
(in thousands)
(unaudited)

For the period from May 24, 2023 (commencement of operations) to
June 30, 2023
Cash flows from operating activities
Net decrease in members' capital resulting from operations	$(559)
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation of investments	(46)
Amortization of purchase discount	(8)
Amortization of deferred offering costs	15
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(5,238)
Proceeds from sales and paydowns of investments	4
Interest and dividend receivable	(18)
Other assets	(22)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	2,100
Interest payable	3
Management fee payable	3
Accrued organizational and offering expenses	655
Payable to affiliate	79
Other liabilities	(82)
Net cash flows used in operating activities	(3,114)
Cash flows from financing activities
Net proceeds from issuance of common units	10,499
Proceeds from Unsecured Management Company Revolver	5,000
Net cash flows provided by financing activities	15,499
Net increase in cash and cash equivalents	12,385
Cash and cash equivalents at the beginning of the period	1
Cash and cash equivalents at the end of the period	$12,386

Supplemental disclosure of cash flow information
Non-cash financing activities:
Accrual for deferred offering costs	$170
Accrual for deferred credit facility costs	53
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
June 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
RxB Holdings, Inc.
Healthcare	First lien	SOFR(M)	+	5.25%	10.33%	06/2023	03/2028	$2,000	$1,950	$1,950	19.62%
CommerceHub, Inc.
Software	First lien	SOFR(Q)	+	6.25%	11.47%	06/2023	12/2027	1,995	1,781	1,781	17.92%
Sierra Enterprises, LLC
Food & Beverage	First lien	SOFR(Q)*	+	2.50%+4.25%/PIK	11.80%	05/2023	05/2027	2,022	1,511	1,557	15.65%
Total Funded Debt Investments - United States								$6,017	$5,242	$5,288	53.19%
Total Funded Debt Investments								$6,017	$5,242	$5,288	53.19%
Total Funded Investments									$5,242	$5,288	53.19%
Unfunded Debt Investments - United States
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3) - Undrawn	—		—	—	06/2023	06/2024	$1,525	$—	$—	—%
Total Unfunded Debt Investments - United States								$1,525	$—	$—	—%
Total Unfunded Debt Investments								$1,525	$—	$—	—%
Total Non-Controlled/Non-Affiliated Investments									$5,242	$5,288	53.19%
Total Investments									$5,242	$5,288	53.19%

(1)New Mountain Guardian IV Income Fund, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(3)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2023.
*    All or a portion of interest contains PIK interest.

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2023
(unaudited)

June 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	100.00%

June 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Healthcare	36.88%
Software	33.68%
Food & Beverage	29.44%
Total investments	100.00%

June 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	100.00%
Fixed rates	—%
Total investments	100.00%
The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C.
June 30, 2023
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian IV Income Fund L.L.C. (the "Company"), formerly known as New Mountain Guardian IV Unlevered BDC, L.L.C., is a Delaware limited liability company formed on November 4, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company intends to elect to be treated for U.S. federal income tax purposes, and intends to comply with requirements to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities on May 24, 2023. The "Investment Period" began on May 23, 2023 and will continue until November 23, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until November 23, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company focuses on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company's differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies, defined by by annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, the Company’s investments may also include equity interests.
As of June 30, 2023, the Company's industry concentrations were healthcare, software, and food & beverage.

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
The Company's financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, the Company’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statement of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Statement of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Statement of Operations as "Net realized gains (losses) on investments".
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Company's board of directors is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with the Company's senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Company's board of directors; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period and the fluctuations could be material.
See Note 3. Investments, for further discussion relating to investments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. Cash and cash equivalents are held at cost, which approximates fair value due to their short-term nature.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, the Company recognized PIK interest from investments of $3.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest are not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.

Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Statement of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Statement of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Statement of Assets, Liabilities and Members' Capital until amortized.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company was treated as a disregarded entity wholly owned by New Mountain Finance Advisers, L.L.C. for the period beginning with the date of its inception on November 4, 2022 through May 23, 2023. The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code with the filing of its first tax return for the year ending December 31, 2023, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
To qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.
The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Company's board of directors. The Company intends to make timely distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Earnings per Unit—The Company's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units assuming all potential Units had been issued, and its related net impact to members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with

"Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Statement of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
Use of estimates—The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
At June 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$5,242	$5,288
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Healthcare	$1,950	$1,950
Software	1,781	1,781
Food & Beverage	1,511	1,557
Total investments	$5,242	$5,288
As of June 30, 2023, the Company had no unfunded commitments on revolving credit facilities or bridge facilities. As of June 30, 2023, the Company had an unfunded commitment in the form of a delayed draw of $1,525. The unfunded commitment on a delayed draw is disclosed on the Company's Schedule of Investments as of June 30, 2023.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the members' capital and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.

Note 4. Fair Value
Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between    market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of June 30, 2023:

	Total	Level I	Level II	Level III
First lien	$5,288	$—	$—	$5,288

The following table summarizes the changes in fair value of Level III portfolio investments for the period from May 24, 2023 (commencement of operations) to June 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2023:

	Total	First Lien
Fair Value, May 24, 2023 (commencement of operations)	$—	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	54	54
Purchases	5,238	5,238
Proceeds from paydowns of investments	(4)	(4)
Fair Value, June 30, 2023	$5,288	$5,288
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$54	$54
There were no transfers in or out of Level I, II, or III during the period from May 24, 2023 (commencement of operations) to June 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company may invest in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of the Company's debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, the Company may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for the Company's debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2023 were as follows:

				Range
Type	Fair Value as of June 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	5,288	Other	N/A (2)	N/A	N/A	N/A

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and health conditions, may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on December 14, 2022. The Investment Management Agreement initially has a term of two years which began on December 14, 2022, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee shall be reduced by 50% (for the avoidance of doubt, this results in a management fee rate of 0.375% through May 31, 2024, the one year anniversary of the Initial Drawdown Date). Because the one year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser $2,000 or 0.25% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
The Investment Adviser has entered into agreements with placement agents that provide for ongoing payments from the Investment Adviser based upon the amount of a unitholder's Capital Commitment or capital contributions. Neither the Company nor any unitholders will bear any of the fees paid to placement agents of the Company as any such fees paid by the Company will offset the management fees.
The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's members' capital at the end of the immediate preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to the Company's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% (5.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.389% (5.556% annualized). The Company refers to this portion of the Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.389%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 10.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.389% in any calendar quarter; and
•10.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 1.389% (5.556% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 10.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For the period from May 24, 2023 (commencement of operations) to June 30, 2023, there were no incentive fees earned or waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
Incentive Fee on Capital Gains
The second component of the incentive fee is the capital gains incentive fee. The Company will pay the Investment Adviser an incentive fee with respect to the Company's cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
a.First, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders is equal to total capital contributions;

b.Second, no incentive is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 5.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 10.0% of the sum of (i) the cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 10.0% of additional undistributed Cumulative Net Realized Gains.
Upon termination of the Company, the Investment Adviser will be required to return incentive fees to the Company to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 10.0% of the sum of (A) the Company's cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the unitholders have not received a 5.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $500,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate committed capital and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $500,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the limited liability company agreement, as amended and restated on May 23, 2023, the "LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the LLC Agreement) (which are subject to the Organizational and Offering Expense Cap as defined in the LLC Agreement), (iv) Placement Fees (as defined in the LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.

The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the period from May 24, 2023 (commencement of operations) to June 30, 2023.

For the period from May 24, 2023 (commencement of operations) to
June 30, 2023
Management fee	$6
Less: management fee waiver	(3)
Net management fee	3
Incentive fee, excluding accrued incentive fees on capital gains	$—
For the period from May 24, 2023 (commencement of operations) to June 30, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, approximately $59 of indirect administrative expenses were included in administrative expenses, of which $29 were waived by the Administrator. As of June 30, 2023, approximately $30 of indirect administrative expenses were included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended (the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons," as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), BDCs were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the applicants, including Future Regulated Funds (as defined in the Exemptive Order) such as the Company, to continue to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
On June 23, 2023, the Company entered into an uncommitted revolving loan agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser (the "Uncommitted Revolving Loan Agreement"), with a $10,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2025. Refer to Note 6. Borrowings for discussion of the Unsecured Management Company Revolver (as defined below).
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, among the Company, as the Borrower and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, is structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10,000. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). For the period from the May 24, 2023 (commencement of operations) to June 30, 2023, interest expense was $3. The weighted average interest rate and effective interest rate on the Unsecured Management Company Revolver for the period from May 24, 2023 (commencement of operations) to June 30, 2023 were 7.0% and 7.0%, respectively.
As of June 30, 2023, the outstanding balance under the Unsecured Management Company Revolver was $5,000.
BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $15,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date six months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of June 30, 2023, there was no outstanding balance on the BMO Subscription Line.
Leverage risk factors—The Company intends to be generally unlevered during the course of its life (excluding borrowings under any subscription line secured by unfunded Capital Commitments and short-term working capital facilities) and will not incur leverage to the same extent as is customary for other business development companies, or for long-term investment purposes. The Company's lenders will have fixed dollar claims on the unfunded Capital Commitments of each of the Company's unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code with the filing of its tax return for the year ending December 31, 2023, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2023, the Company had no unfunded commitments on revolving credit facilities, no outstanding bridge financing commitments and other future funding commitments of $1,525. The unfunded commitments on delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of June 30, 2023. See Note 6. Borrowings, for details. The Company may from time to time enter into financing commitment letters. As of June 30, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $2,872, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from November 4, 2022 (inception) to June 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 16, 2023	May 16, 2023	100	$1
May 31, 2023	June 14, 2023	1,049,900	10,499
		1,050,000	$10,500
As of June 30, 2023, no distributions had been declared or paid by the Company.
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net decrease in the Company's members' capital per unit resulting from operations for the period from May 24, 2023 (commencement of operations) to June 30, 2023:

For the period from May 24, 2023 (commencement of operations) to
June 30, 2023
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted loss per unit:	$(559)
Denominator for basic & diluted weighted average unit:	469,792
Basic & diluted loss per unit:	$(1.19)

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the period from May 24, 2023 (commencement of operations) to June 30, 2023.

For the period from May 24, 2023 (commencement of operations) to
June 30, 2023
Per unit data(1):
Members' capital, May 24, 2023 (commencement of operations)	$10.00
Net investment loss	(1.29)
Net realized and unrealized loss(2)	0.76
Total net decrease	(0.53)
Members' capital, June 30, 2023	$9.47
Total return based on members' capital(3)	(5.32)%
Units outstanding at end of period	1,050,000
Average weighted units outstanding for the period	469,792
Average members' capital for the period	$4,683
Ratio to average members' capital:
Net investment income(4)	(30.72)%
Total expenses, before waivers/reimbursements(4)	47.27%
Total expenses, net of waivers/reimbursements(4)	40.45%

Average debt outstanding—Unsecured Management Company Revolver	$1,875
Asset coverage ratio	298.83%
Portfolio turnover	2.87%

Capital Commitments	$52,500
Funded Capital Commitments	$10,500
% of Capital Commitments funded	20.00%

(1)Per unit data is based on weighted average units outstanding for the period from May 24, 2023 (commencement of operations) through June 30, 2023.
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the period from May 24, 2023 (commencement of operations) to June 30, 2023 was $0.66.
(3)Total return is calculated assuming an initial purchase price of $10.00 per Unit and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(4)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from May 24, 2023 (commencement of operations) to June 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic

848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.
In December 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On July 10, 2023, the Company entered into Amendment No. 1 to the Amended and Restated LLC Agreement (the "First A&R LLC Agreement"), which changed the Company's name from “New Mountain Guardian IV Unlevered BDC, L.L.C.” to “New Mountain Guardian IV Income Fund, L.L.C.”.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), including the schedule of investments, as of June 30, 2023, and the related statements of operations, changes in members’ capital, and cash flows for the period from May 24, 2023 (commencement of operations) to June 30, 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
August 14, 2023

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian IV Income Fund, L.L.C. (collectively, "we", "us", "our", "GIV Income" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including interest and inflation rates;
•the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, on our business and our portfolio companies;
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our registration statement on Form 10, as amended, filed with the SEC and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our registration statement on Form 10, as amended, filed with the SEC and in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a firm with a track record of investing in the middle market. New Mountain Capital is a global investment firm with approximately $40 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. We may accept and draw down Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until November 23, 2028, the four-year anniversary of the Closing Period (the "Investment Period"). Our term is until November 23, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
We focus on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies, defined by annual EBITDA of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
As of June 30, 2023, our industry concentrations were healthcare, software, and food & beverage.
As of June 30, 2023, our members' capital was approximately $9.9 million and our portfolio had a fair value of approximately $5.3 million in 4 portfolio companies.
Recent Developments
On July 10, 2023, we entered into Amendment No. 1 to the Amended and Restated LLC Agreement (the "First A&R LLC Agreement"), which changed our name from “New Mountain Guardian IV Unlevered BDC, L.L.C.” to “New Mountain Guardian IV Income Fund, L.L.C.”.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
Basis of Accounting
We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our members' capital.
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of directors is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.    Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.    For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:
i.    Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value; and
ii.    Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers or dealers are valued through a multi-step valuation process:
a.    Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.    Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.    If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and
d.    When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.
GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2023.
We generally use the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, we may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of our debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, we may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for our debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected

EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, we recognized PIK interest from investments of less than $5 thousand.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable. Income received in exchange for the provision of services such as recurring administration services are also recognized as fee income in the period in which it was earned.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below).
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "1" to "4", with "1" being the worst and "4" being the best:
◦Tier 1 – Severe business underperformance and/or severe market headwinds

◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 4 – Business performance is in-line with or above expectations
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Red, Orange, Yellow and Green, with Red reflecting an investment performing materially below expectations and Green reflecting an investment that is in-line with or above expectations. The mapping of the composite scores to these categories are below:
•Red – 1C (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Orange – 2C and 1B
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2023:

(in millions)	As of June 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	5.2	100.0%	5.3	100.0%
	$5.2	100.0%	$5.3	100.0%
As of June 30, 2023, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $5.3 million in four portfolio companies at June 30, 2023.
The following table shows our portfolio and investment activity for the period from May 24, 2023 (commencement of operations) to June 30, 2023:

	For the period from May 24, 2023 (commencement of operations) to
(in millions)	June 30, 2023
New investments in 4 portfolio companies	$5.2
Debt repayments in existing portfolio companies	—	(1)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 1 portfolio company	—	(1)
Change in unrealized depreciation on 1 portfolio companies	—	(1)

(1)For the period from May 24, 2023 (commencement of operations) to June 30, 2023, debt repayments in existing portfolio companies, change in unrealized appreciation and change in unrealized depreciation were each less than $50 thousand.

Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Period from May 24, 2023 (Commencement of Operations) to June 30, 2023
Revenue

For the period from May 24, 2023 (commencement of operations) to
(in thousands)	June 30, 2023
Interest income	$26
Fee income	21
Total investment income	$47
Investment income for the period from May 24, 2023 (commencement of operations) to June 30, 2023 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from May 24, 2023 (commencement of operations) to
(in thousands)	June 30, 2023
Management fee	$6
Less: management fee waiver	(3)
Net management fee	3
Organizational and offering expenses	508
Professional fees	83
Administrative expenses	76
Interest and other financing expenses	3
Other general and administrative expenses	9
Total expenses	682
Less: expenses waived	(30)
Net expenses	$652
Our management fees net of waivers for the period from May 24, 2023 (commencement of operations) to June 30, 2023 were approximately $3 thousand. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser.
We have incurred expenses related to our formation, organization and continuous offering of our common units. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, we incurred organizational and offering costs of approximately $0.5 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

For the period from May 24, 2023 (commencement of operations) to
(in thousands)	June 30, 2023
Net change in unrealized appreciation of investments	$46
Net realized and unrealized gain	$46
We had net unrealized appreciation which resulted in a net gain of approximately $46 thousand for the period from May 24, 2023 (commencement of operations) to June 30, 2023 which was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2023, our asset coverage ratio was 298.8%.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2023
Capital Commitments	$52.5
Unfunded Capital Commitments	42.0
% of Capital Commitments funded	20.0%
As of June 30, 2023, we had cash and cash equivalents of approximately $12.4 million. Our cash used in operating activities for the period from May 24, 2023 (commencement of operations) to June 30, 2023 was approximately $3.1 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023, we had an outstanding delayed draw commitment to a third party to fund an investment totaling $1.5 million.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2023, we had commitment letters to purchase investments in the aggregate par amount of $2.9 million, which could require funding in the future. As of June 30, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, among us, as the Borrower and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as Lender (the "Uncommitted Revolving Loan Agreement"), is structured as a discretionary unsecured revolving credit facility(the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10.0 million. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement).
As of June 30, 2023, the outstanding balance under the Unsecured Management Company Revolver was $5.0 million.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Management Company Revolver for the period from May 24, 2023 (commencement of operations) to June 30, 2023.
BMO Subscription Line—On June 29, 2023, we entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (the "Loan Authorization Agreement"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $15.0 million (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date six months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
As of June 30, 2023, there was no outstanding balance on the BMO Subscription Line.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Management Company Revolver (1)	$5.0	$—	$5.0	$—	$—

(1)Under the terms of the $10.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility ($5.0 million as of June 30, 2023) must be repaid on or before December 31, 2025. As of June 30, 2023, there was approximately $5.0 million of possible capacity remaining under the Unsecured Management Company Revolver. See "Borrowings", for material details on the Unsecured Management Company Revolver.
We have entered into the investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an administration agreement (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends
There were no distributions declared or paid to unitholders for the period from May 24, 2023 (commencement of operations) to June 30, 2023.
We intend to pay quarterly distributions to our unitholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
Related Parties
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.
•We have entered into the Expense Limitation and Reimbursement Agreement with the Investment Adviser. The Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay certain expenses in excess of a maximum aggregate amount defined in the Expense Limitation and Reimbursement Agreement.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, approximately $59 thousand of indirect administrative expenses were included in administrative expenses, of which approximately $29 thousand were waived by the Administrator. As of June 30, 2023, approximately $30 thousand of indirect administrative expenses were included in payable to affiliates on the Statement of Assets, Liabilities and Members' Capital.
•We, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant us, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the name "New Mountain Capital".
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act and the Delaware Limited Liability Company Act.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57 (o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our unitholders and is consistent with our then-current investment objective and strategies. The Exemptive Order was amended on August 30, 2022 to permit us to complete follow-on investments in existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
On June 23, 2023, we entered into the Unsecured Management Company Revolver with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10.0 million maximum amount of revolver borrowings available and a maturity date of December 31, 2025.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the period from May 24, 2023 (commencement of operations) to June 30, 2023, certain of the loans held in our portfolio had floating SOFR interest rates. As of June 30, 2023, approximately 100.0% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 0.0% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of our Unsecured Management Company Revolver and BMO Subscription Line. For our floating rate credit facility, we use the outstanding balance as of June 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.19)%
Base Interest Rate	—%
+100 Basis Points	8.77%
+200 Basis Points	17.54%
+300 Basis Points	26.31%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our registration statement on Form 10 filed with the SEC, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our registration statement on Form 10 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period from May 24, 2023 (commencement of operations) to June 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10, other than those set forth below.
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrower's. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.
LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. Prior to June 30, 2023, LIBOR was typically the reference rate used in floating-rate loans identified by the Investment Adviser.
The ICE Benchmark Administration ("IBA") (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority ("FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate ("SOFR") is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
Substantially all of our loans reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate ("CME Term SOFR"). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.

(b) None.

(c) For the period covered by this Quarterly Report on Form 10-Q, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement dated as of May 23, 2023(1)
4.1	Form of Subscription Agreement(1)
10.1	Investment Advisory and Management Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Adviser BDC, L.L.C., dated December 14, 2022(1)
10.2	Administration Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Administration, L.L.C., dated December 14, 2022(1)
10.3	Trademark Agreement by and between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Capital, L.L.C., dated December 14, 2022(1)
10.4	Custodian Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank and Trust Company, dated May 15, 2023(1)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(1)
10.6	Transfer Agency and Registrar Services Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank and Trust Company, dated May 15, 2023(1)
10.7	Uncommitted Revolving Loan Agreement between New Mountain Guardian IV Income Fund, L.L.C. and NMF Investments III, L.L.C., dated as of June 23, 2023(2)
10.8	Loan Authorization Agreement between New Mountain Guardian IV Income Fund, L.L.C. and BMO Harris Bank N.A., dated June 29, 2023(3)
10.9	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement dated as of July 10, 2023(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Registration Statement on Form 10 Pre-Effective Amendment No.1 (File No. 000-56554) filed on July 20, 2023.
(2)Previously filed in connection with New Mountain Guardian IV Unlevered BDC, L.L.C.'s (now known as New Mountain Guardian IV Income Fund, L.L.C.) Current Report on Form 8-K filed on June 29, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Unlevered BDC, L.L.C.'s (now known as New Mountain Guardian IV Income Fund, L.L.C.) Current Report on Form 8-K filed on July 6, 2023.
(4)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer