Form 10-Q
period 2023-09-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2023-11-13
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-01639	New Mountain Guardian IV Income Fund, L.L.C. 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Delaware	92-0964074
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 13, 2023 was 6,887,500. As of September 30, 2023, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian IV Income Fund, L.L.C.
	Statement of Assets, Liabilities and Members' Capital as of September 30, 2023 (unaudited)	3
	Statements of Operations for the three months ended September 30, 2023 (unaudited) and for the period from May 24, 2023 (commencement of operations) to September 30, 2023 (unaudited)	4
	Statements of Changes in Members' Capital for the three months ended September 30, 2023 (unaudited) and for the period from May 24, 2023 (commencement of operations) to September 30, 2023 (unaudited)	5
	Statement of Cash Flows for the period from May 24, 2023 (commencement of operations) to September 30, 2023 (unaudited)	6
	Schedule of Investments as of September 30, 2023 (unaudited)	7
	Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C. (unaudited)	11
	Report of Independent Registered Public Accounting Firm	27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
	Signatures	45

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statement of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

September 30, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $24,186)	$24,732
Cash and cash equivalents	19,536
Interest receivable	182
Other assets	238
Total assets	$44,688
Liabilities
Borrowings
BMO Subscription Line	14,000
Deferred financing costs (net of accumulated amortization of $30)	(141)
Net borrowings	13,859
Payable for unsettled securities purchased	7,321
Accrued organizational and offering expenses	945
Distribution payable	236
Payable to affiliate	101
Interest payable	46
Management fee payable	29
Other liabilities	303
Total liabilities	22,840
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 2,220,000 units issued and outstanding	22,200
Accumulated overdistributed earnings	(352)
Total members' capital	$21,848
Total liabilities and members' capital	$44,688
Members' capital per unit	$9.84
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended	For the period from May 24, 2023 (commencement of operations) to
	September 30, 2023	September 30, 2023
Investment income
Interest income	$359	$385
Fee income	267	288
Total investment income	626	673
Expenses
Organizational and offering expenses	377	885
Administrative expenses	163	239
Professional fees	88	171
Interest and other financing expenses	103	106
Management fee	69	75
Other general and administrative expenses	45	54
Total expenses	845	1,530
Less: expenses waived (See Note 5)	(126)	(156)
Less: management fees waived (See Note 5)	(40)	(43)
Net expenses	679	1,331
Net investment income (loss)	(53)	(658)
Net realized gains (losses) on investments	1	1
Net change in unrealized appreciation (depreciation) of investments	500	546
Net realized and unrealized gains (losses)	501	547
Net increase (decrease) in members' capital resulting from operations	$448	$(111)
Earnings (loss) per unit (basic & diluted)	$0.42	$(0.12)
Weighted average common units outstanding - basic & diluted (See Note 10)	1,075,435	898,401

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended	For the period from May 24, 2023 (commencement of operations) to
	September 30, 2023	September 30, 2023
Increase (decrease) in members' capital resulting from operations:
Net investment gain (loss)	$(53)	$(658)
Net realized gains (losses) on investments	1	1
Net change in unrealized appreciation (depreciation) of investments	500	546
Net increase (decrease) in members' capital resulting from operations	448	(111)
Capital transactions
Contributions	11,700	22,199
Placement fees	(5)	(5)
Distributions declared to unitholders from net investment income	(236)	(236)
Total net increase (decrease) in members' capital resulting from capital transactions	11,459	21,958
Net increase (decrease) in members' capital	11,907	21,847
Members' capital at the beginning of the period	9,941	1
Members' capital at the end of the period	$21,848	$21,848

Capital unit activity
Units issued	1,170,000	2,219,900
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Cash Flows
(in thousands)
(unaudited)

For the period from May 24, 2023 (commencement of operations) to
September 30, 2023
Cash flows from operating activities
Net decrease in members' capital resulting from operations	$(111)
Adjustments to reconcile net decrease in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation of investments	(546)
Amortization of purchase discount	(53)
Amortization of deferred financing costs	30
Amortization of deferred offering costs	89
Non-cash investment income	(22)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(23,995)
Proceeds from sales and paydowns of investments	29
Cash repayments on drawn revolvers	15
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	11
Cash paid for purchase of drawn portion of revolving credit facilities	(107)
Cash paid on drawn revolvers	(63)
Interest and dividend receivable	(182)
Other assets	(68)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	7,321
Interest payable	46
Management fee payable	29
Accrued organizational and offering expenses	945
Payable to affiliate	101
Other liabilities	(29)
Net cash flows used in operating activities	(16,560)
Cash flows from financing activities
Net proceeds from issuance of common units	22,199
Proceeds from BMO Subscription Line	14,000
Proceeds from Unsecured Management Company Revolver	5,000
Repayment of Unsecured Management Company Revolver	(5,000)
Deferred offering costs paid	(38)
Deferred financing costs paid	(66)
Net cash flows provided by financing activities	36,095
Net increase in cash and cash equivalents	19,535
Cash and cash equivalents at the beginning of the period	1
Cash and cash equivalents at the end of the period	$19,536

Supplemental disclosure of cash flow information
Cash interest paid	$22
Non-cash financing activities:
Distributions declared and payable	$236
Accrual for deferred offering costs	221
Accrual for deferred credit facility costs	105
Accrual for placement fees	5
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Bluefin Holding, LLC
Software	First lien	SOFR(S)	+	7.25%	12.72%	09/2023	09/2029	$3,175	$3,136	$3,136	14.35%
iCIMS, Inc.
Software	First lien	SOFR(Q)*	+	3.38% + 3.88%/PIK	12.63%	09/2023	08/2028	2,866	2,838	2,838	12.99%
Pye-Barker Fire & Safety, LLC
Business Services	First lien	SOFR(Q)	+	5.50%	11.04%	09/2023	11/2027	2,495	2,481	2,481	11.36%
Nielsen Consumer Inc.**
Business Services	First lien	SOFR(M)	+	6.25%	11.57%	09/2023	03/2028	2,187	2,154	2,154	9.85%
RxB Holdings, Inc.
Healthcare	First lien (2)	SOFR(M)	+	5.25%	10.57%	06/2023	12/2027	1,990	1,943	1,990	9.11%
CommerceHub, Inc.
Software	First lien (2)	SOFR(Q)	+	6.25%	11.77%	06/2023	12/2027	1,985	1,778	1,985	9.09%
Sierra Enterprises, LLC
Food & Beverage	First lien (2)	SOFR(Q)*	+	2.50% + 4.25%/PIK	12.12%	05/2023	05/2027	2,039	1,555	1,890	8.65%
Syndigo LLC
Software	First lien	SOFR(M)	+	4.50%	9.93%	08/2023	12/2027	1,995	1,873	1,870	8.56%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	08/2023	12/2028	2,000	1,649	1,618	7.41%
More cowbell II LLC
Business Services	First lien (2)	SOFR(S)	+	6.25%	11.73%	08/2023	09/2030	1,570	1,558	1,558
	First lien (2)(3) - Drawn	SOFR(Q)	+	6.25%	11.68%	08/2023	09/2029	44	44	43
								1,614	1,602	1,601	7.33%
AWP Group Holdings, Inc.
Business Services	First lien (2)	SOFR(Q)	+	5.50%	10.99%	08/2023	12/2029	1,000	991	990
	First lien (2)(3) - Drawn	SOFR(Q)	+	5.50%	10.99%	08/2023	12/2029	83	82	82
	First lien (2)(3) - Drawn	SOFR(Q)	+	5.50%	10.99%	08/2023	12/2029	26	25	25
								1,109	1,098	1,097	5.02%
KENG Acquisition, Inc.
Business Services	First lien (2)	SOFR(Q)	+	6.25%	11.64%	08/2023	08/2029	928	917	917
	First lien (2)(3) - Drawn	SOFR(Q)	+	6.25%	11.64%	08/2023	08/2029	115	114	114
	First lien (2)(3) - Drawn	SOFR(Q)	+	6.25%	11.64%	08/2023	08/2029	28	28	28
								1,071	1,059	1,059	4.85%
AI Altius US Bidco, Inc.
Business Services	First lien (2)	SOFR(S)	+	5.08%	10.57%	07/2023	12/2028	872	864	866	3.96%
USRP Holdings, Inc.
Business Services	First lien (2)(3) - Drawn	SOFR(Q)	+	5.75%	11.29%	07/2023	07/2027	168	165	168	0.77%
Total Funded Debt Investments - United States								$25,566	$24,195	$24,753	113.30%
Total Funded Debt Investments								$25,566	$24,195	$24,753	113.30%
Total Funded Investments									$24,195	$24,753	113.30%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2023
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
Higginbotham Insurance Agency, Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	08/2023	08/2025	$2,000	$—	$—	—%
iCIMS, Inc.
Software	First lien (3) - Undrawn	—	—	—	09/2023	08/2024	655	—	—	—%
GC Waves Holdings, Inc.
Financial Services	First lien (2)(3) - Undrawn	—	—	—	07/2023	12/2024	2,000	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	08/2023	02/2025	2,000	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First lien (2)(3) - Undrawn	—	—	—	06/2023	06/2024	1,525	—	—	—%
USRP Holdings, Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	07/2023	07/2025	995	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First lien (3) - Undrawn	—	—	—	09/2023	09/2025	1,952	—	—	—%
More cowbell II LLC
Business Services	First lien (2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First lien (2)(3) - Undrawn	—	—	—	08/2023	09/2029	179	(1)	(1)
							350	(1)	(1)	(0.00)%
Bluefin Holding, LLC
Software	First lien (3) - Undrawn	—	—	—	09/2023	09/2029	313	(4)	(4)	(0.02)%
AWP Group Holdings, Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	08/2023	12/2029	122	(1)	(1)
	First lien (2)(3) - Undrawn	—	—	—	08/2023	08/2025	513	—	(5)
							635	(1)	(6)	(0.03)%
KENG Acquisition, Inc.
Business Services	First lien (2)(3) - Undrawn	—	—	—	08/2023	08/2029	225	(3)	(3)
	First lien (2)(3) - Undrawn	—	—	—	08/2023	08/2025	589	—	(7)
							814	(3)	(10)	(0.05)%
Total Unfunded Debt Investments - United States							$13,239	$(9)	$(21)	(0.10)%
Total Unfunded Debt Investments							$13,239	$(9)	$(21)	(0.10)%
Total Non-Controlled/Non-Affiliated Investments								$24,186	$24,732	113.20%
Total Investments								$24,186	$24,732	113.20%

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
September 30, 2023
(in thousands, except shares)
(unaudited)

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2023.
*    All or a portion of interest contains payment in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2023, 4.82% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2023
(unaudited)

September 30, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	93.46%
Subordinated	6.54%
Total investments	100.00%

September 30, 2023
Industry Type	Percent of Total Investments at Fair Value
Business Services	44.59%
Software	39.72%
Healthcare	8.05%
Food & Beverage	7.64%
Total investments	100.00%

September 30, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.46%
Fixed rates	6.54%
Total investments	100.00%
The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C.
September 30, 2023
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
As of September 30, 2023, the Company's only industry concentrations were business services, software, healthcare and food & beverage.

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
The Company's interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statement of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Statements of Operations as "Net realized gains (losses) on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, the Company recognized PIK interest from investments of $34 and $37, respectively.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest are not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023, no investments were on non-accrual status.
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
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Statement of Assets, Liabilities and Members' Capital until amortized.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with

"Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Statements of Operations.
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
Note 3. Investments
At September 30, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$22,537	$23,114
Subordinated	1,649	1,618
Total investments	$24,186	$24,732
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	11,067	11,027
Software	9,621	9,825
Healthcare	1,943	1,990
Food & Beverage	1,555	1,890
Total investments	$24,186	$24,732
As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $839 and no unfunded commitments on bridge facilities. As of September 30, 2023, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $12,400. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments as of September 30, 2023.
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
Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and/or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of September 30, 2023:

	Total	Level I	Level II	Level III
First lien	$23,114	$—	$—	$23,114
Subordinated	1,618	—	1,618	—
Total investments	$24,732	$—	$1,618	$23,114

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

First Lien
Fair Value, June 30, 2023	$5,288
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	573
Purchases, including capitalized PIK	17,294
Proceeds from paydowns of investments	(41)
Fair Value, September 30, 2023	$23,114
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$573
The following table summarizes the changes in fair value of Level III portfolio investments for the period from May 24, 2023 (commencement of operations) to September 30, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2023:

First Lien
Fair Value, May 24, 2023 (commencement of operations)	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	627
Purchases, including capitalized PIK	22,532
Proceeds from paydowns of investments	(45)
Fair Value, September 30, 2023	$23,114
Unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$627
There were no transfers in or out of Level I, II, or III during the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2023 were as follows:

				Range
Type	Fair Value as of September 30, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$10,639	Market & income approach	EBITDA multiple	14.0x	25.0x	18.5x
			Discount rate	8.6%	13.9%	10.6%
	1,870	Market quote	Broker quote	N/A	N/A	N/A
	10,605	Other	N/A(2)	N/A	N/A	N/A
	$23,114

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The BMO Subscription Line (as defined below) and the Unsecured Management Company Revolver (as defined below) are considered Level III investments. See Note 6. Borrowings for details.

The following are the principal amount and fair value of the Company's borrowings as of September 30, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2023
	Principal Amount	Fair Value
BMO Subscription Line	14,000	14,031
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on December 14, 2022. The Investment Management Agreement initially has a term of two years which began on December 14, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee shall be reduced by 50% (for the avoidance of doubt, this results in a management fee rate of 0.375% through May 31, 2024, the one year anniversary of the Initial Drawdown Date). Because the one year anniversary of the Initial Drawdown Date occurs on a date other than the last day of a calendar quarter, the management fee shall be prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.389% (5.556% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.389%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 10.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.389% in any calendar quarter; and
•10.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 1.389% (5.556% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 10.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, there were no incentive fees earned or waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $500,000 and (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $500,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the limited liability company agreement, as amended and restated on May 23, 2023, the "LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the LLC Agreement) (which are subject to the Organizational and Offering Expense Cap as defined in the LLC Agreement), (iv) Placement Fees (as defined in the LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, there have been no reimbursements from the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023.

	Three Months Ended	For the period from May 24, 2023 (commencement of operations) to
	September 30, 2023	September 30, 2023
Management fee	$69	$75
Less: management fee waiver	(40)	(43)
Net management fee	29	32
Incentive fee, excluding accrued incentive fees on capital gains	$—	$—

For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, approximately $127 and $186, respectively, of indirect administrative expenses were included in administrative expenses, of which $127 and $156, respectively, were waived by the Administrator. As of September 30, 2023, no indirect administrative expenses were included in payable to affiliates.
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
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), the Company was permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on with the Company investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein.

The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the applicants, including Future Regulated Funds (as defined in the Exemptive Order) such as the Company, to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, among the Company, as the borrower and NMF Investments III, L.L.C., an affiliate of the Investment Adviser as the lender (the "Uncommitted Revolving Loan Agreement"), is structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10,000. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). For the three months ended September 30, 2023, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $16 and $2, respectively. The weighted average interest rate and effective interest rate on the Management Company Revolver for the three months ended September 30, 2023 were 7.0% and 7.7%, respectively. For the period from May 24, 2023 (commencement of operations) to September 30, 2023, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $19 and $2, respectively. The weighted average interest rate and effective interest rate on the Unsecured Management Company Revolver for the period from May 24, 2023 (commencement of operations) to September 30, 2023 were 7.0% and 7.6%, respectively.
As of September 30, 2023, there was no outstanding balance under the Unsecured Management Company Revolver.
BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $35,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date six months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
For both the three months ended September 30, 2023 and the period from May 24, 2023 (commencement of operations) to September 30, 2023, interest expense and amortization of financing costs incurred on the BMO Subscription Line were $49 and $29, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for both the three months ended September 30, 2023 and the period from May 24, 2023 (commencement of operations) to September 30, 2023 were 8.3% and 13.1%, respectively.
As of September 30, 2023, the outstanding balance on the BMO Subscription Line was $14,000, and the Company was in compliance with the applicable covenants under the Loan Authorization Agreement on such date.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2023, the Company had unfunded commitments on revolving credit facilities of $839, no outstanding bridge financing commitments and other future funding commitments of $12,400. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of September 30, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $913, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from November 4, 2022 (inception) to September 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 16, 2023	May 16, 2023	100	$1
May 31, 2023	June 14, 2023	1,049,900	10,499
September 15, 2023	September 29, 2023	1,170,000	11,700
		2,220,000	$22,200
On September 27, 2023, the Company's board of directors declared a distribution of $0.225 per unit payable on October 20, 2023 to unitholders of record as of September 28, 2023.

Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023:

	Three Months Ended	For the period from May 24, 2023 (commencement of operations) to
	September 30, 2023	September 30, 2023
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$448	$(111)
Denominator for basic & diluted weighted average unit:	1,075,435	898,401
Basic & diluted earnings (loss) per unit:	$0.42	$(0.12)
Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the period from May 24, 2023 (commencement of operations) to September 30, 2023.

For the period from May 24, 2023 (commencement of operations) to
September 30, 2023
Per unit data(1):
Members' capital, May 24, 2023 (commencement of operations)	$10.00
Net investment income (loss)	(0.73)
Net realized and unrealized gains (losses)(2)	0.80
Total net increase (decrease)	0.07
Distributions declared to unitholders from net investment income	(0.23)
Members' capital, September 30, 2023	$9.84
Total return based on members' capital(3)	0.66%
Units outstanding at end of period	2,220,000
Average weighted units outstanding for the period	898,401
Average members' capital for the period	$8,586
Ratio to average members' capital:
Net investment income (loss)(4)	(2.88)%
Total expenses, before waivers(4)	31.38%
Total expenses, net of waivers(4)	24.87%

Average debt outstanding—Unsecured Management Company Revolver	$1,000
Average debt outstanding—BMO Subscription Line	$2,284
Asset coverage ratio	256.06%
Portfolio turnover	0.74%

Capital Commitments	$111,000
Funded Capital Commitments	$22,200
% of Capital Commitments funded	20.00%

(1)Per unit data is based on weighted average units outstanding for the period from May 24, 2023 (commencement of operations) through September 30, 2023.

(2)The total amount shown may not correspond with the aggregate amount for the period, as it includes the effect of the timing of capital transactions which, for the period from May 24, 2023 (commencement of operations) to September 30, 2023, was $0.19.
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
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the period from May 24, 2023 (commencement of operations) to September 30, 2023. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.
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
Note 13. Subsequent Events
On October 5, 2023, the Company entered into an amendment to the Loan Authorization Agreement by and among the Company and BMO, which increased the Amount of Maximum Credit (as defined in the Loan Authorization Agreement) available under the Loan Authorization Agreement from $15,000 to $35,000.
On November 3, 2023, the Company's board of directors declared a distribution of $0.057 per Unit, payable on December 29, 2023 to unitholders of record as of November 7, 2023.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), including the schedule of investments, as of September 30, 2023, and the related statements of operations, changes in members’ capital, and cash flows for the three-months ended September 30, 2023 and period from May 24, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 13, 2023

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
•the impact of interest rate volatility, including the replacement of LIBOR with alternative rates and rising interest rates, on our business and our portfolio companies;
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $45 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

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
As of September 30, 2023, our industry concentrations were business services, software, healthcare and food & beverage.
As of September 30, 2023, our members' capital was approximately $21.8 million and our portfolio had a fair value of approximately $24.7 million in 19 portfolio companies.
Recent Developments
On October 5, 2023, we entered into an amendment to the Loan Authorization Agreement by and among us and BMO Bank N.A. (formerly known as BMO Harris Bank, N.A.,"BMO"), which increased the Amount of Maximum Credit (as defined in the Loan Authorization Agreement) under the Loan Authorization Agreement from $15.0 million to $35.0 million.
On November 3, 2023, our board of directors declared a distribution of $0.057 per Unit, payable on December 29, 2023 to unitholders of record as of November 7, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2023.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2023.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For both the three months ended September 30, 2023 and the period from May 24, 2023 (commencement of operations) to September 30, 2023, we recognized PIK interest from investments of less than $50 thousand.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2023, no investments were on non-accrual status.
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
•Yellow – 3C, 2B, and 1A
•Green – 4C, 3B, 2A, 4B, 3A, and 4A
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2023:

(in millions)	As of September 30, 2023
Risk Rating	Cost	Percent	Fair Value	Percent
Red	$—	—%	$—	—%
Orange	—	—%	—	—%
Yellow	—	—%	—	—%
Green	24.2	100.0%	24.7	100.0%
	$24.2	100.0%	$24.7	100.0%
As of September 30, 2023, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $24.7 million in 19 portfolio companies at September 30, 2023.

The following table shows our portfolio and investment activity for the period from May 24, 2023 (commencement of operations) to September 30, 2023:

	For the period from May 24, 2023 (commencement of operations) to
(in millions)	September 30, 2023
New investments in 19 portfolio companies	$24.2
Debt repayments in existing portfolio companies	—	(1)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 6 portfolio company	0.6
Change in unrealized depreciation on 7 portfolio companies	—	(1)

(1)For the period from May 24, 2023 (commencement of operations) to September 30, 2023, debt repayments in existing portfolio companies and change in unrealized depreciation were each less than $50 thousand.
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2023
Revenue

Three Months Ended
(in thousands)	September 30, 2023
Interest income	$359
Fee income	267
Total investment income	$626
Investment income for the three months ended September 30, 2023 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
(in thousands)	September 30, 2023
Management fee	$69
Less: management fee waiver	(40)
Net management fee	29
Organizational and offering expenses	377
Administrative expenses	163
Interest and other financing expenses	103
Professional fees	88
Other general and administrative expenses	45
Total expenses	$805
Less: expenses waived	(126)
Net expenses	$679
Our management fee net of waivers for the three months ended September 30, 2023 was approximately $29 thousand. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser.

We have incurred expenses related to our formation, organization and continuous offering of our common units. For the three months ended September 30, 2023, we incurred organizational and offering costs of approximately $0.4 million. We anticipate that we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the three months ended September 30, 2023 were approximately $0.1 million relating to the drawn balance on our BMO Subscription Line.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

Three Months Ended
(in thousands)	September 30, 2023
Net realized gains (losses) on investments	$1
Net change in unrealized appreciation (depreciation) of investments	500
Net realized and unrealized gain	$501
We had net realized and unrealized appreciation which resulted in a net gain of approximately $0.5 million for the three months ended September 30, 2023, which was primarily driven by the overall increase in market prices of our investments during the period.
Results of Operations for the period from May 24, 2023 (commencement of operations) to September 30, 2023
Revenue

For the period from May 24, 2023 (commencement of operations) to
(in thousands)	September 30, 2023
Interest income	$385
Fee income	288
Total investment income	$673
Investment income for the period from May 24, 2023 (commencement of operations) to September 30, 2023 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from May 24, 2023 (commencement of operations) to
(in thousands)	September 30, 2023
Management fee	$75
Less: management fee waiver	(43)
Net management fee	32
Organizational and offering expenses	885
Administrative expenses	239
Professional fees	171
Interest and other financing expenses	106
Other general and administrative expenses	54
Total expenses	1,487
Less: expenses waived	(156)
Net expenses	$1,331
Our management fee net of waivers for the period from May 24, 2023 (commencement of operations) to September 30, 2023 was approximately $32 thousand. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser.

We have incurred expenses related to our formation, organization and continuous offering of our common units. For the period from May 24, 2023 (commencement of operations) to September 30, 2023, we incurred organizational and offering costs of approximately $0.9 million. We anticipate we will continue to incur organizational and offering expenses throughout the Closing Period.
Interest and other financing expenses for the period from May 24, 2023 (commencement of operations) to September 30, 2023 were approximately $0.1 million relating to the drawn balance on our BMO Subscription Line.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

For the period from May 24, 2023 (commencement of operations) to
(in thousands)	September 30, 2023
Net realized gains (losses) on investments	$1
Net change in unrealized appreciation (depreciation) of investments	546
Net realized and unrealized gain	$547
We had net realized and unrealized appreciation which resulted in a net gain of approximately $0.5 million for the period from May 24, 2023 (commencement of operations) to September 30, 2023 which was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2023, our asset coverage ratio was 256.1%.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2023, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2023
Capital Commitments	$111.0
Unfunded Capital Commitments	88.8
% of Capital Commitments funded	20.0%
As of September 30, 2023, we had cash and cash equivalents of approximately $19.5 million. Our cash used in operating activities for the period from May 24, 2023 (commencement of operations) to September 30, 2023 was approximately $16.6 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023, we had outstanding commitments to third parties to fund investments totaling $13.2 million under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2023, we had commitment letters to purchase investments in the aggregate par amount of $0.9 million, which could require funding in the future. As of September 30, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, among us, as the borrower and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as lender (the "Uncommitted Revolving Loan Agreement"), is structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10.0 million. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement).
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the Unsecured Management Company Revolver for the three months ended and for the period from May 24, 2023 (commencement of operations) to September 30, 2023.
As of September 30, 2023, there was no outstanding balance under the Unsecured Management Company Revolver.
BMO Subscription Line—On June 29, 2023, we entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allows us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $35.0 million (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or on the date six months after each advance date, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of our unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statement of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information on costs incurred on the BMO Subscription Line for the three months ended and for the period from May 24, 2023 (commencement of operations) to September 30, 2023.
As of September 30, 2023, the outstanding balance on the BMO Subscription Line was $14.0 million, and we were in compliance with the applicable covenants under the Loan Authorization Agreement on such date.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2023 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$14.0	$14.0	$—	$—	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($14.0 million as of September 30, 2023) are due on BMO's demand within 15 business days, or on the date 6 months after each advance. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See "Borrowings", for material details on the BMO Subscription Line.
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
Distributions and Dividends
Distributions declared for the period from May 24, 2023 (commencement of operations) to September 30, 2023 totaled approximately $0.2 million. Tax characteristics of all distributions paid are reported to unitholders on Form 1099 after the end of the calendar year.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, approximately $127 thousand and $186 thousand, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $127 thousand and $156 thousand, respectively, were waived by the Administrator. As of September 30, 2023, there were no indirect administrative expenses included in payable to affiliates on the Statement of Assets, Liabilities and Members' Capital.
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
On June 23, 2023, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10.0 million maximum amount of borrowings available under the Unsecured Management Company Revolver, which has a maturity date of December 31, 2025.
See Item 1.—Financial Statements—Note 5. Agreements and Related Parties in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the period from May 24, 2023 (commencement of operations) to September 30, 2023, certain of the loans held in our portfolio had floating SOFR interest rates. As of September 30, 2023, approximately 93.5% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 6.5% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of our Unsecured Management Company Revolver and BMO Subscription Line. For our credit facility, we use the outstanding balance as of September 30, 2023. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(1.24)%
Base Interest Rate	—%
+100 Basis Points	4.97%
+200 Basis Points	9.93%
+300 Basis Points	14.90%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2023. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our registration statement on Form 10, as amended, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our registration statement on Form 10, as amended, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the period from May 24, 2023 (commencement of operations) to September 30, 2023 to the risk factors discussed in Item 1A. Risk Factors in our registration statement on Form 10, as amended, other than those set forth below.
Covenant-lite loans may offer us fewer protections than traditional investments.
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrowers. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
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
LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
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
Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate ("CME Term SOFR"). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)    Going forward, Robert A. Hamwee remains as one of the Company's portfolio managers but will transition from a New Mountain Managing Director to a Senior Advisor with the freedom to allocate his time to activities outside of credit and the Company. As part of his responsibilities, Mr. Hamwee will continue to: (i) serve as a senior member of the Investment Committee of the Company’s investment adviser and (ii) be involved in other parts of leadership that the Company’s board of directors considers core to the Company’s performance. The Company’s investment adviser believes that its management team, with the overall support of New Mountain Capital’s team of approximately 250 employees and senior advisors, is adequately staffed to support the Company.

(b) None.

(c)     For the period covered by this Quarterly Report on Form 10-Q, no director or officer has adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement dated as of May 23, 2023(1)
4.1	Form of Subscription Agreement(1)
10.1	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement dated as of July 10, 2023(2)
10.2	Facility Increase Letter Amendment, dated as of October 5, 2023, by and among New Mountain Guardian IV Income Fund, L.L.C. and BMO Bank N.A.(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Registration Statement on Form 10 Pre-Effective Amendment No.1 (File No. 000-56554) filed on July 20, 2023.
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on October 10, 2023.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2023.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer