Form 10-Q
period 2024-03-31
New Mountain Guardian IV Income Fund, L.L.C.
filed 2024-05-13
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 13, 2024 was 10,560,000. As of March 31, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $129,406 and $85,367, respectively)	$131,195	$86,613
Cash and cash equivalents	1,520	19,876
Interest receivable	1,146	687
Other assets	106	148
Total assets	$133,967	$107,324
Liabilities
Borrowings
BMO Subscription Line	9,800	—
Deferred financing costs (net of accumulated amortization of $109 and $68, respectively)	(143)	(144)
Net borrowings	9,657	(144)
Payable for unsettled securities purchased	13,124	—
Distribution payable	2,883	—
Accrued organizational and offering expenses	796	804
Incentive fee payable	444	153
Management fee payable	228	120
Payable to affiliate	140	63
Interest payable	56	66
Other liabilities	532	432
Total liabilities	27,860	1,494
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 10,560,000 and 10,560,000 units issued and outstanding, respectively	105,445	105,445
Accumulated underdistributed earnings	662	385
Total members' capital	$106,107	$105,830
Total liabilities and members' capital	$133,967	$107,324
Members' capital per unit	$10.05	$10.02
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Operations
(in thousands, except units and per unit data)
(unaudited)

Three Months Ended
March 31, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$3,098
PIK interest income	144
Fee income	458
Total investment income	3,700
Expenses
Incentive fee	291
Administrative expenses	229
Professional fees	218
Management fee	216
Organizational and offering expenses	142
Interest and other financing expenses	138
Other general and administrative expenses	31
Total expenses	1,265
Less: expenses waived (See Note 5)	(74)
Less: management fees waived (See Note 5)	(108)
Net expenses	1,083
Net investment income (loss)	2,617
Net change in unrealized appreciation (depreciation) of investments	543
Net realized and unrealized gains (losses)	543
Net increase (decrease) in members' capital resulting from operations	$3,160
Earnings (loss) per unit (basic & diluted)	$0.30
Weighted average common units outstanding - basic & diluted (See Note 10)	10,560,000

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Changes in Members' Capital
(in thousands, except units)
(unaudited)

Three Months Ended
March 31, 2024
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$2,617
Net change in unrealized appreciation (depreciation) of investments	543
Net increase (decrease) in members' capital resulting from operations	3,160
Capital transactions
Distributions declared to unitholders from net investment income	(2,883)
Total net increase (decrease) in members' capital resulting from capital transactions	(2,883)
Net increase (decrease) in members' capital	277
Members' capital at the beginning of the period	105,830
Members' capital at the end of the period	$106,107
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statement of Cash Flows
(in thousands)
(unaudited)

Three Months Ended
March 31, 2024
Cash flows from operating activities
Net increase in members' capital resulting from operations	$3,160
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation of investments	(543)
Amortization of purchase discount	(122)
Amortization of deferred financing costs	40
Amortization of deferred offering costs	68
Non-cash investment income	(131)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(43,816)
Proceeds from sales and paydowns of investments	154
Cash repayments on drawn revolvers	392
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	22
Cash paid for purchase of drawn portion of revolving credit facilities	(24)
Cash paid on drawn revolvers	(514)
Interest and dividend receivable	(459)
Other assets	(23)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	13,124
Interest payable	(10)
Incentive fee payable	291
Management fee payable	108
Accrued organizational and offering expenses	(8)
Payable to affiliate	77
Other liabilities	102
Net cash flows used in operating activities	(28,112)
Cash flows from financing activities
Proceeds from BMO Subscription Line	9,800
Deferred financing costs paid	(44)
Net cash flows provided by financing activities	9,756
Net increase (decrease) in cash and cash equivalents	(18,356)
Cash and cash equivalents at the beginning of the period	19,876
Cash and cash equivalents at the end of the period	$1,520

Supplemental disclosure of cash flow information
Cash interest paid	$90
Non-cash financing activities:
Distributions declared and payable	$2,883
Accrual for deferred credit facility costs	32
Accrual for deferred offering costs	2
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	10.68%	10/2023	04/2029	$7,297	$7,080	$7,244	6.83%
iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)*	+	3.38%+3.88%/PIK	12.58%	09/2023	08/2028	6,817	6,785	6,885
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.75%	12.05%	03/2024	08/2028	24	26	24
								6,841	6,811	6,909	6.51%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.06%	05/2023	05/2027	5,319	4,588	5,253	4.95%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	11.81%	10/2023	06/2029	4,667	4,652	4,667	4.40%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	1,549	1,541	1,549
	First Lien(2)	SOFR(S)	+	5.08%	10.43%	07/2023	12/2028	1,424	1,414	1,424
	First Lien(2)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	1,399	1,392	1,399
								4,372	4,347	4,372	4.12%
Icefall Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	11.80%	01/2024	01/2030	4,348	4,305	4,304	4.06%
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)*	+	4.00%+2.50%/PIK	12.09%	10/2023	07/2027	4,015	3,997	4,015	3.78%
Affinipay Midco, LLC
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	2,740	2,740	2,740
	First Lien(2)	SOFR(Q)	+	5.50%	10.82%	10/2023	06/2028	487	487	487
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	420	420	420
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	274	274	274
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	69	69	69
								3,990	3,990	3,990	3.76%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	10.93%	08/2023	11/2028	3,019	3,010	3,019
	First Lien(2)	SOFR(M)	+	5.50%	10.93%	03/2024	11/2028	896	896	896
								3,915	3,906	3,915	3.69%
Geo Parent Corporation
Business Services	First Lien(2)	SOFR(S)	+	5.25%	10.50%	10/2023	12/2028	3,653	3,620	3,653	3.44%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(S)	+	8.25%	13.75%	02/2024	09/2026	3,513	3,513	3,513	3.31%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(S)	+	5.75%	11.18%	10/2023	07/2027	3,126	3,119	3,126
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.75%	11.18%	07/2023	07/2027	302	297	302
								3,428	3,416	3,428	3.23%
Kaseya Inc.
Software	First Lien(2)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.31%	11/2023	06/2029	3,218	3,188	3,218
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.83%	11/2023	06/2029	49	48	49
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	11/2023	06/2029	12	12	12
								3,279	3,248	3,279	3.09%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.94%	03/2024	04/2029	$3,193	$3,177	$3,177	2.99%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(S)	+	6.75%	11.93%	12/2023	04/2029	3,175	3,130	3,175	2.99%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(Q)	+	7.25%	12.57%	09/2023	09/2029	3,175	3,138	3,159	2.98%
Ncontracts, LLC
Software	First Lien(2)	SOFR(S)	+	6.50%	11.80%	12/2023	12/2029	3,139	3,101	3,100
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.82%	12/2023	12/2029	29	29	29
								3,168	3,130	3,129	2.95%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	6.50%	11.93%	01/2024	05/2027	3,042	3,042	3,042	2.87%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	11.33%	10/2023	11/2030	2,967	2,938	2,967	2.80%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	08/2023	12/2028	3,164	2,682	2,844	2.68%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	12/2023	12/2030	2,053	2,033	2,033
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.82%	12/2023	12/2030	805	797	797
								2,858	2,830	2,830	2.67%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	10.83%	12/2023	12/2029	2,664	2,645	2,644	2.49%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.75%	11.06%	10/2023	10/2030	2,554	2,529	2,528	2.38%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	10.96%	09/2023	11/2027	2,481	2,470	2,481	2.34%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	7.00%	12.41%	02/2024	02/2030	2,482	2,452	2,451	2.31%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(M)	+	5.75%	11.08%	10/2023	05/2029	2,319	2,298	2,342	2.21%
Verdantas LLC
Business Services	First Lien(2)	SOFR(M)	+	7.00%	12.43%	01/2024	07/2026	1,227	1,218	1,217
	First Lien(2)	SOFR(M)	+	7.00%	12.43%	01/2024	07/2026	1,081	1,081	1,081
								2,308	2,299	2,298	2.16%
Nielsen Consumer Inc.**
Business Services	First Lien	SOFR(M)	+	6.25%	11.58%	09/2023	03/2028	2,176	2,146	2,165	2.04%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	10.31%	11/2023	11/2030	2,039	2,029	2,029	1.91%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	10/2027	966	966	966
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	10/2027	600	600	600
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	10/2027	259	259	259
	First Lien(2)	SOFR(Q)	+	5.50%	10.84%	10/2023	10/2027	149	149	149
	First Lien(2)	SOFR(Q)	+	5.50%	10.82%	10/2023	10/2027	21	21	21
								1,995	1,995	1,995	1.88%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
RxB Holdings, Inc.
Healthcare	First Lien	SOFR(M)	+	5.25%	10.58%	06/2023	12/2027	$1,980	$1,937	$1,990	1.87%
Syndigo LLC
Software	First Lien	SOFR(M)	+	4.50%	9.94%	08/2023	12/2027	1,985	1,878	1,980	1.87%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	11.58%	06/2023	12/2027	1,975	1,788	1,975	1.86%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.91%	10/2023	12/2027	1,742	1,742	1,742
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.91%	10/2023	12/2027	75	75	75
								1,817	1,817	1,817	1.71%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.00%	11.32%	11/2023	11/2030	1,760	1,748	1,747	1.65%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.57%	02/2024	02/2031	1,763	1,746	1,746	1.65%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	5.50%	10.83%	01/2024	02/2031	1,739	1,731	1,731	1.63%
Project Accelerate Parent, LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	10.58%	02/2024	02/2031	1,612	1,604	1,604	1.51%
More cowbell II LLC
Business Services	First Lien(2)	SOFR(A)	+	6.00%	11.09%	08/2023	09/2030	1,570	1,559	1,558
	First Lien(2)(3) - Drawn	SOFR(S)	+	6.00%	11.28%	08/2023	09/2029	41	41	41
								1,611	1,600	1,599	1.51%
Avalara, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.25%	12.56%	01/2024	10/2028	1,515	1,515	1,515	1.43%
AWP Group Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	10.90%	08/2023	12/2029	995	986	985
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.91%	08/2023	12/2029	60	59	59
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.90%	08/2023	12/2029	26	25	25
								1,081	1,070	1,069	1.01%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.25%	11.56%	08/2023	08/2029	926	915	914
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.25%	11.56%	08/2023	08/2029	115	114	114
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.25%	11.56%	08/2023	08/2029	28	28	28
								1,069	1,057	1,056	1.00%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.41%	03/2024	09/2028	112	112	112
	First Lien(2)	SOFR(Q)	+	6.00%	11.41%	03/2024	09/2028	850	850	850
								962	962	962	0.91%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.31%	08/2023	11/2029	880	880	880	0.83%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Drawn	SOFR(S)	+	5.75%	11.13%	06/2023	06/2027	848	841	848	0.80%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Safety Borrower Holdings LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	10.82%	03/2024	09/2027	$769	$769	$769	0.72%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)	SOFR(M)	+	6.75%	12.19%	12/2023	12/2029	775	719	769	0.72%
GS Acquisitionco, Inc.
Software	First Lien	SOFR(Q)	+	5.00%	10.30%	03/2024	05/2028	670	672	672	0.63%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Drawn	SOFR(M)	+	6.00%	11.43%	11/2023	12/2027	656	650	656	0.62%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	08/2027	453	449	457
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	10.43%	10/2023	08/2027	19	19	19
								472	468	476	0.45%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	10.92%	10/2023	12/2026	317	314	317	0.30%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	6.00%	11.43%	07/2023	08/2029	304	304	304	0.29%
Calabrio, Inc.
Software	First Lien(2)	SOFR(M)	+	7.13%	12.45%	01/2024	04/2027	241	239	239	0.23%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	P(Q)	+	4.50%	13.00%	11/2023	03/2028	78	77	78	0.06%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	11.18%	11/2023	10/2028	9	9	9	0.01%
Total Funded Debt Investments - United States								$131,285	$128,798	$130,606	123.09%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	6.75%	12.05%	12/2023	12/2029	$673	$665	$665	0.63%
Total Funded Debt Investments - Australia								$673	$665	$665	0.63%
Total Funded Debt Investments								$131,958	$129,463	$131,271	123.72%
Total Funded Investments									$129,463	$131,271	123.72%
Unfunded Debt Investments - United States
PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—		—	—	10/2023	10/2025	$296	$—	$3
	First Lien(2)(3) - Undrawn	—		—	—	10/2023	08/2027	144	(1)	—
								440	(1)	3	0.00%
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	01/2024	05/2027	292	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(3) - Undrawn	—	—	—	03/2024	03/2026	$4,000	$—	$—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	02/2025	1,117	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	1,500	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2023	06/2024	677	—	—	—%
Avalara, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	10/2028	152	—	—	—%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2025	1,953	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(3) - Undrawn	—	—	—	03/2024	03/2026	1,737	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(3) - Undrawn	—	—	—	03/2024	03/2026	3,175	—	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	12/2024	1,695	—	—	—%
Verdantas LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2026	3,242	—	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	07/2025	861	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	07/2027	200	—	—
							1,061	—	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	1,691	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	169	(1)	—
							1,860	(1)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	2,895	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2027	165	(1)	—
							3,060	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Kaseya Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2029	$144	$(1)	$—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2024	1,185	—	—
							1,329	(1)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	388	(4)	—
							776	(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	3,094	—	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2024	237	—	—	—%
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	08/2024	1,313	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	332	(3)	—
							1,645	(3)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	232	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	116	(1)	(1)
							348	(1)	(1)	(0.00)%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2026	659	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	195	(1)	(1)
							854	(1)	(1)	(0.00)%
Project Accelerate Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	230	(1)	(1)	(0.00)%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	(1)
							620	(1)	(1)	(0.00)%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	181	(1)	(1)
							352	(1)	(1)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(5)	(2)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
GS Acquisitionco, Inc.
Software	First Lien(3) - Undrawn	—	—	—	03/2024	03/2026	$2,763	$—	$—
	First Lien(3) - Undrawn	—	—	—	03/2024	05/2028	691	(2)	(2)
							3,454	(2)	(2)	(0.00)%

KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	780	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	(2)
							1,014	(2)	(2)	(0.00)%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	133	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	203	(1)	(2)
							336	(1)	(3)	(0.00)%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(4)	(4)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	144	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,111	—	(6)
							1,255	(1)	(6)	(0.01)%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(6)	(6)	(0.01)%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	12/2029	146	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	513	—	(5)
							659	(1)	(6)	(0.01)%
Ncontracts, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	261	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	290	—	(4)
							551	(3)	(7)	(0.01)%
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	3,096	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(9)	(10)
							3,870	(9)	(10)	(0.01)%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	225	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	588	—	(7)
							813	(3)	(10)	(0.01)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	$440	$(4)	$(4)
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	1,146	—	(12)
							1,586	(4)	(16)	(0.02)%
Total Unfunded Debt Investments - United States							$51,109	$(57)	$(76)	(0.07)%
Total Unfunded Debt Investments							$51,109	$(57)	$(76)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments								$129,406	$131,195	123.65%
Total Investments								$129,406	$131,195	123.65%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2024.
*    All or a portion of interest contains payment in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2024, 3.94% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2024
(unaudited)

March 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	94.82%
Second lien	3.01%
Subordinated	2.17%
Total investments	100.00%

March 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	40.24%
Business Services	35.62%
Healthcare	9.87%
Education	5.52%
Food & Beverage	4.00%
Consumer Services	2.76%
Financial Services	1.99%
Total investments	100.00%

March 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	97.83%
Fixed rates	2.17%
Total investments	100.00%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	$1,549	$1,541	$1,549
	First Lien(2)	SOFR(S)	+	5.08%	10.43%	07/2023	12/2028	1,424	1,413	1,424
	First Lien(2)	SOFR(S)	+	5.08%	10.43%	10/2023	12/2028	1,399	1,393	1,399
								4,372	4,347	4,372	4.13%
Sierra Enterprises, LLC
Food & Beverage	First Lien	SOFR(Q)*	+	2.50% +4.25%/PIK	12.13%	05/2023	05/2027	4,674	3,937	4,335	4.09%
Affinipay Midco, LLC
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	2,747	2,748	2,747
	First Lien(2)	SOFR(M)	+	5.50%	10.86%	10/2023	06/2028	488	488	488
	First Lien(2)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	421	421	421
	First Lien(2)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	275	275	275
	First Lien(2)	SOFR(Q)	+	5.50%	10.88%	10/2023	06/2028	69	69	69
								4,000	4,001	4,000	3.78%
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.16%	10/2023	07/2027	4,000	3,981	4,000	3.78%
Geo Parent Corporation
Business Services	First Lien(2)	SOFR(S)	+	5.25%	10.80%	10/2023	12/2028	3,654	3,619	3,654	3.45%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(S)	+	5.75%	11.18%	10/2023	07/2027	3,134	3,126	3,134
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.75%	11.18%	07/2023	07/2027	302	298	302
								3,436	3,424	3,436	3.25%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	10.71%	10/2023	04/2029	3,411	3,215	3,351	3.17%
Kaseya Inc.
Software	First Lien(2)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	11/2023	06/2029	3,197	3,168	3,197
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	10.86%	11/2023	06/2029	49	48	49
	First Lien(2)(3) - Drawn	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	11/2023	06/2029	12	12	12
								3,258	3,228	3,258	3.08%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(S)	+	7.25%	12.72%	09/2023	09/2029	3,175	3,137	3,136	2.96%
Greenway Health, LLC
Healthcare	First Lien	SOFR(S)	+	6.75%	11.93%	12/2023	04/2029	3,175	3,127	3,127	2.95%
Ncontracts, LLC
Software	First Lien	SOFR(S)	+	6.50%	11.80%	12/2023	12/2029	3,139	3,100	3,100	2.93%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	11.85%	10/2023	06/2029	3,000	2,985	3,000	2.83%
PetVet Care Centers, LLC
Consumer Services	First Lien	SOFR(M)	+	6.00%	11.36%	10/2023	11/2030	2,974	2,945	2,975	2.81%
iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.62%	09/2023	08/2028	2,895	2,867	2,916	2.76%
Enverus Holdings, Inc.
Business Services	First Lien	SOFR(M)	+	5.50%	10.86%	12/2023	12/2029	2,664	2,644	2,644	2.50%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.75%	11.10%	10/2023	10/2030	$2,560	$2,535	$2,535	2.40%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	11.00%	09/2023	11/2027	2,487	2,476	2,487	2.35%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(M)	+	5.75%	11.11%	10/2023	05/2029	2,319	2,297	2,319	2.19%
Nielsen Consumer Inc.**
Business Services	First Lien	SOFR(M)	+	6.25%	11.61%	09/2023	03/2028	2,181	2,150	2,139	2.02%
DOXA Insurance Holdings LLC
Business Services	First Lien	SOFR(Q)	+	5.50%	10.87%	12/2023	12/2030	2,054	2,033	2,033	1.92%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	08/2023	12/2028	2,364	1,954	2,031	1.92%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	10.36%	11/2023	11/2030	2,039	2,029	2,029	1.92%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	968	969	968
	First Lien(2)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	601	601	601
	First Lien(2)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	260	260	260
	First Lien(2)	SOFR(Q)	+	5.75%	11.23%	10/2023	10/2027	150	150	150
	First Lien(2)	SOFR(Q)	+	5.75%	11.11%	10/2023	10/2027	21	21	21
								2,000	2,001	2,000	1.89%
Syndigo LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	9.97%	08/2023	12/2027	1,990	1,875	1,990	1.88%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	10.61%	06/2023	12/2027	1,985	1,940	1,985	1.88%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	11.79%	06/2023	12/2027	1,980	1,783	1,980	1.87%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(M)	+	5.50%	10.96%	10/2023	12/2027	1,747	1,747	1,747
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2023	12/2027	49	49	49
								1,796	1,796	1,796	1.70%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(M)	+	6.00%	11.37%	11/2023	11/2030	1,760	1,747	1,747	1.65%
More cowbell II LLC
Business Services	First Lien(2)	SOFR(S)	+	6.00%	11.48%	08/2023	09/2030	1,570	1,559	1,558
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	11.37%	08/2023	09/2029	41	41	41
								1,611	1,600	1,599	1.51%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2023	11/2028	1,329	1,322	1,329	1.26%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.25%	11.60%	08/2023	08/2029	928	917	917
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.25%	11.60%	08/2023	08/2029	115	114	114
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.25%	11.60%	08/2023	08/2029	28	28	28
								1,071	1,059	1,059	1.00%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

AWP Group Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	10.95%	08/2023	12/2029	$998	$988	$988
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.95%	08/2023	12/2029	44	44	44
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.95%	08/2023	12/2029	26	25	25
								1,068	1,057	1,057	1.00%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)	SOFR(M)	+	6.75%	12.22%	12/2023	12/2029	775	717	752	0.71%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Drawn	SOFR(S)	+	5.75%	11.15%	06/2023	06/2027	689	683	689	0.65%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	5.75%	11.18%	10/2023	08/2027	454	450	454	0.43%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.41%	08/2023	11/2029	250	250	250
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	11.35%	08/2023	11/2029	111	111	111
								361	361	361	0.34%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	6.00%	11.46%	07/2023	08/2028	182	182	182	0.17%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2023	12/2026	110	109	110	0.10%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	P(M)	+	4.50%	13.00%	11/2023	03/2028	19	19	19	0.02%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	11.23%	11/2023	10/2028	10	9	9	0.01%
Total Funded Debt Investments - United States								$87,021	$84,741	$85,995	81.26%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien	SOFR(M)	+	6.75%	12.11%	12/2023	12/2029	$673	$666	$666	0.63%
Total Funded Debt Investments - Australia								$673	$666	$666	0.63%
Total Funded Debt Investments								$87,694	$85,407	$86,661	81.89%
Total Funded Investments									$85,407	$86,661	81.89%
Unfunded Debt Investments - United States
PetVet Care Centers, LLC
Consumer Services	First Lien(3) - Undrawn	—		—	—	10/2023	11/2025	$388	$—	$—
	First Lien(3) - Undrawn	—		—	—	10/2023	11/2029	388	(4)	—
								776	(4)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	3,750	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	09/2023	09/2025	1,952	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	12/2024	$1,817	$—	$—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	1,708	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	02/2025	1,639	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2023	06/2024	837	—	—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	668	—	—	—%
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	08/2024	592	—	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	07/2025	860	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	07/2027	200	—	—
							1,060	—	—	—%
Kaseya Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2029	144	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2024	180	(2)	—
							324	(3)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	295	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(2)	—
							458	(2)	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	02/2024	333	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,112	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	203	(2)	—
							1,648	(2)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2024	263	—	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	1,691	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	169	(1)	—
							1,860	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	$232	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	116	(1)	(1)
							348	(1)	(1)	(0.00)%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	(1)
							620	(1)	(1)	(0.00)%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	181	(1)	(1)
							352	(1)	(1)	(0.00)%
Enverus Holdings, Inc.
Business Services	First Lien(3) - Undrawn	—	—	—	12/2023	12/2025	133	—	—
	First Lien(3) - Undrawn	—	—	—	12/2023	12/2029	203	(2)	(2)
							336	(2)	(2)	(0.00)%
Ncontracts, LLC
Software	First Lien(3) - Undrawn	—	—	—	12/2023	12/2025	290	—	—
	First Lien(3) - Undrawn	—	—	—	12/2023	12/2029	290	(4)	(4)
							580	(4)	(4)	(0.00)%
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(4)	(4)	(0.00)%
DOXA Insurance Holdings LLC
Business Services	First Lien(3) - Undrawn	—	—	—	12/2023	12/2025	1,951	—	—
	First Lien(3) - Undrawn	—	—	—	12/2023	12/2029	440	(4)	(4)
							2,391	(4)	(4)	(0.00)%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(6)	(6)	(0.01)%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	12/2029	161	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	513	—	(5)
							674	(2)	(7)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	(8)	(0.01)%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2023
(in thousands)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital

KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	$225	$(3)	$(3)
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	588	—	(7)
							813	(3)	(10)	(0.02)%
Total Unfunded Debt Investments - United States							$27,177	$(40)	$(48)	(0.05)%
Total Unfunded Debt Investments							$27,177	$(40)	$(48)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$85,367	$86,613	81.84%
Total Investments								$85,367	$86,613	81.84%

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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2023, 2.61% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2023
(in thousands)

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
March 31, 2024
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $50.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities on May 24, 2023. The "Investment Period" began on May 23, 2023 and will continue until November 23, 2028, the four-year anniversary of the end of the Closing Period. The term of the Company is until November 23, 2030, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
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
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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
As of March 31, 2024, the Company's top five industry concentrations were software, business services, healthcare, education and food & beverage.

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
The Company's interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Statement of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Statement of Operations as "Net realized gains (losses) on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024, the Company recognized PIK interest from investments of $144.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.
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
Deferred offering costs—The Company's deferred offering costs consists of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Statement of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Statements of Assets, Liabilities and Members' Capital until amortized.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company was treated as a disregarded entity wholly owned by the Investment Adviser for the period beginning with the date of its inception on November 4, 2022 through May 23, 2023. The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code with the filing of its first tax return for the year ended December 31, 2023, and thereafter intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company will not be subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2023. The 2023 tax year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Note 3. Investments
At March 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$122,828	$124,405
Second lien	3,896	3,946
Subordinated	2,682	2,844
Total investments	$129,406	$131,195
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$52,278	$52,790
Business Services	46,414	46,723
Healthcare	12,850	12,946
Education	7,080	7,244
Food & Beverage	4,588	5,253
Consumer Services	3,584	3,623
Financial Services	2,612	2,616
Total investments	$129,406	$131,195
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$82,696	$83,830
Second lien	717	752
Subordinated	1,954	2,031
Total investments	$85,367	$86,613

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$34,107	$34,304
Software	29,533	29,969
Healthcare	9,342	9,387
Food & Beverage	3,937	4,335
Education	3,215	3,351
Consumer Services	2,941	2,975
Financial Services	2,292	2,292
Total investments	$85,367	$86,613
As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $7,336 and no unfunded commitments on bridge facilities. As of March 31, 2024, the Company had unfunded commitments in the form of delayed draws or other future funding commitments of $43,773. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments as of March 31, 2024.
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of March 31, 2024:

	Total	Level I	Level II	Level III
First lien	$124,405	$—	$11,399	$113,006
Second lien	3,946	—	—	3,946
Subordinated	2,844	—	2,844	—
Total investments	$131,195	$—	$14,243	$116,952
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$83,830	$—	$8,465	$75,365
Second lien	752	—	—	752
Subordinated	2,031	—	2,031	—
Total investments	$86,613	$—	$10,496	$76,117

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2024:

	Total	First Lien	Second Lien
Fair value, December 31, 2023	$76,117	$75,365	$752
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	489	471	18
Purchases, including capitalized PIK and revolver fundings	39,883	36,707	3,176
Proceeds from sales and paydowns of investments	(527)	(527)	—
Transfers into Level III(1)	2,975	2,975	—
Transfers out of Level III(1)	(1,985)	(1,985)	—
Fair Value, March 31, 2024	$116,952	$113,006	$3,946
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$489	$471	$18

(1)As of March 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the table above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2024 were as follows:

				Range
Type	Fair Value as of March 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$110,356	Market & income approach	EBITDA multiple	8.5x	30.0x	17.0x
			Revenue multiple	4.0x	16.6x	9.4x
			Discount rate	7.8%	12.9%	10.2%
	1,980	Market quote	Broker quote	N/A	N/A	N/A
	670	Other	N/A (2)	N/A	N/A	N/A
Second lien	769	Market & income approach	Discount rate	12.2%	12.2%	12.2%
	3,177	Other	N/A (2)	N/A	N/A	N/A
	$116,952

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
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$9,800	$9,839	$—	$—
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
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company's members' capital at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
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
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.389% (5.556% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.389%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 10.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company's net investment income exceeds 1.389% in any calendar quarter; and
•10.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 1.389% (5.556% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 10.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For the three months ended March 31, 2024, incentive fees waived were under $1 thousand. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $500,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $500,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the limited liability company agreement, as amended and restated on May 23, 2023, and as amended from time to time, the "A&R LLC Agreement")

incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap as defined in the A&R LLC Agreement), (iv) Placement Fees (as defined in the A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three months ended March 31, 2024, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Management fee	$216
Less: management fee waiver	(108)
Net management fee	108
Incentive fee, excluding accrued incentive fees on capital gains	$291
For the three months ended March 31, 2024, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024, approximately $148 of indirect administrative expenses were included in administrative expenses, of which $74 were waived by the Administrator. As of March 31, 2024 and December 31, 2023, approximately $74 and $0, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company's directors who are not "interested persons," as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the "Temporary Relief"), affiliates of the Company were permitted, subject to the satisfaction of certain conditions, to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not previously hold an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such follow-on investments unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with certain affiliates of the Company. Although the Temporary Relief expired on December 31, 2020, the SEC’s Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continued to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, on August 30, 2022, New Mountain Finance Corporation, an affiliate of the Company and the Investment Adviser, and certain other affiliated applicants, received an Order from the SEC that amended its existing Exemptive Order to permit the applicants, including Future Regulated Funds (as defined in the Exemptive Order) such as the Company, to continue to complete follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds do not hold an investment in such existing portfolio company, subject to certain conditions.
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
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, among the Company, as the borrower, and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as the lender (the "Uncommitted Revolving Loan Agreement"), is structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10,000. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement).
For the three months ended March 31, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $2, respectively.
As of March 31, 2024 and December 31, 2023, there was no outstanding balance under the Unsecured Management Company Revolver.

BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $125,000 (the "BMO Subscription Line"). See Note 13. Subsequent Events. All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) six months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%. The BMO Subscription Line also charges an annual administrative fee, based on the Amount of Maximum Credit then in effect (as defined in the Loan Authorization Agreement).
For the three months ended March 31, 2024, interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line were $80, $18, and $38, respectively. The weighted average interest rate and effective interest rate on the BMO Subscription Line for the three months ended March 31, 2024 were 8.3% and 12.2%, respectively.
As of March 31, 2024 and December 31, 2023, the outstanding balance on the BMO Subscription Line was $9,800 and $0, respectively, and the Company was in compliance with the applicable covenants under the Loan Authorization Agreement on such dates.
Leverage risk factors—The Company intends to be generally unlevered during the course of its life (excluding borrowings under any subscription line secured by unfunded Capital Commitments and short-term working capital facilities) and will not incur leverage to the same extent as is customary for other business development companies, or for long-term investment purposes. The Company's lenders will have fixed dollar claims on the unfunded Capital Commitments of each of the Company's common unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code with the filing of its tax return for the year ended December 31, 2023, and thereafter intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2024, the Company had unfunded commitments on revolving credit facilities of $7,336, no outstanding bridge financing commitments and other future funding commitments of $43,773. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $3,979, no outstanding bridge financing commitments, and other future funding commitments of $23,198.

The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of March 31, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $3,175 and $5,003, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2024.
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$3,160
Denominator for basic & diluted weighted average unit:	10,560,000
Basic & diluted earnings (loss) per unit:	$0.30

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Per unit data(1):
Members' capital, December 31, 2023	$10.02
Net investment income (loss)	0.25
Net realized and unrealized gains (losses)	0.05
Total net increase (decrease)	0.30
Distributions declared to unitholders from net investment income	(0.27)
Members' capital, March 31, 2024	$10.05
Total return based on members' capital(2)	2.99%
Units outstanding at end of period	10,560,000
Average weighted units outstanding for the period	10,560,000
Average members' capital for the period	$105,833
Ratio to average members' capital:
Net investment income (loss)(3)	10.35%
Total expenses, before waivers(3)	4.40%
Total expenses, net of waivers(3)	3.71%

Average debt outstanding—Unsecured Management Company Revolver	$—
Average debt outstanding—BMO Subscription Line	$3,902
Asset coverage ratio	1,182.72%
Portfolio turnover	0.18%

Capital Commitments	$211,200
Funded Capital Commitments	$105,600
% of Capital Commitments funded	50.00%

(1)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(2)Total return is calculated assuming a purchase price at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(3)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.

In December 2020, the SEC adopted a rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”), also provides the recordkeeping requirements associated with fair value determinations. While the Company's board of directors has not elected to designate the Investment Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.
Note 13. Subsequent Events
On April 12, 2024, the Company entered into an amendment to the Loan Authorization Agreement revising the calculation of Remaining Capital Commitments (as defined in the Loan Authorization Agreement) to include certain of the Company's additional capital commitments not otherwise contemplated under the Loan Authorization Agreement (the "Amendment"). The Amendment increased the maximum amount of borrowings available under the BMO Subscription Line from $52,800 to $125,000.
On April 5, 2024, the Company entered into Subscription Agreements with several investors for the private placement of the Company's Units, which increased the Company's aggregate capital commitments accepted from $211,200 to $490,505. On May 2, 2024, the Company delivered a capital drawdown notice to the Company's investors relating to the sale of 13,965,250 of the Company's Units for an aggregate offering price of $139,653. The Units will be issued to the Company's investors on May 21, 2024.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. and subsidiaries (the "Company"), including the schedule of investments, as of March 31, 2024, and the related statements of operations, changes in members’ capital, and cash flows for the three-month period ended March 31, 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets, liabilities and members’ capital of the Company, including the schedule of investments, as of December 31, 2023, and the related statements of operations, changes in members’ capital and cash flows for the period from May 24, 2023 (commencement of operations) to December 31, 2023 (not presented herein); and in our report dated March 5, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities, and members’ capital as of December 31, 2023, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and members’ capital from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
May 13, 2024

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
•the general economy, including fluctuating interest and inflation rates;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
Overview
We are a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes with the filing of our first tax return for the year ended December 31, 2023, and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until November 23, 2028, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until November 23, 2030, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
As of March 31, 2024, our top five industry concentrations were software, business services, healthcare, education and food & beverage.
As of March 31, 2024, our members' capital was approximately $106.1 million and our portfolio had a fair value of approximately $131.2 million in 60 portfolio companies.
Recent Developments
On April 12, 2024, we entered into an amendment to the Loan Authorization Agreement revising the calculation of Remaining Capital Commitments (as defined in the Loan Authorization Agreement) to include certain of our additional capital commitments not otherwise contemplated under the Loan Authorization Agreement (the "Amendment"). The Amendment increased the maximum amount of borrowings available under the BMO Subscription Line from $52.8 million to $125.0 million.
On April 5, 2024, we entered into Subscription Agreements with several investors for the private placement of our Units, which increased the aggregate capital commitments accepted from $211.2 million to $490.5 million. On May 2, 2024, we delivered a capital drawdown notice to our investors relating to the sale of 13,965,250 of the Company's Units for an aggregate offering price of $139.7 million. The Units will be issued to the investors on May 21, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2024, we recognized PIK interest from investments of approximately $0.1 million.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2024 and December 31, 2023, no investments were on non-accrual status.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "4" to "1", with "4" being the best and "1" being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange, and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2024:

(in millions)	As of March 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$129.4	100.0%	$131.2	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$129.4	100.0%	$131.2	100.0%
As of March 31, 2024, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $131.2 million in 60 portfolio companies at March 31, 2024 and approximately $86.6 million in 44 portfolio companies at December 31, 2023.

The following table shows our portfolio and investment activity for the three months ended March 31, 2024:

Three Months Ended
(in millions)	March 31, 2024
New investments in 31 portfolio companies	$43.8
Debt repayments in existing portfolio companies	(0.2)
Sales of securities in 0 portfolio companies	—
Change in unrealized appreciation on 19 portfolio company	0.6
Change in unrealized depreciation on 29 portfolio companies	(0.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2024
Revenue

Three Months Ended
(in thousands)	March 31, 2024
Interest income	$3,242
Fee income	458
Total investment income	$3,700
Investment income for the three months ended March 31, 2024 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

Three Months Ended
(in thousands)	March 31, 2024
Management fee	$216
Less: management fee waiver	(108)
Net management fee	108
Incentive fees	291
Administrative expenses	229
Professional fees	218
Organizational and offering expenses	142
Interest and other financing expenses	138
Other general and administrative expenses	31
Total expenses	$1,157
Less: expenses waived	(74)
Net expenses	$1,083
Our management fee net of waivers for the three months ended March 31, 2024 was approximately $0.1 million. Per the Investment Management Agreement (as defined below), the management fee will be reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Incentive fees for the three months ended March 31, 2024 were approximately $0.3 million.
We have incurred expenses related to our formation, organization and continuous offering of our Units. For the three months ended March 31, 2024, we incurred organizational and offering costs of approximately $0.1 million. We anticipate that we will continue to incur organizational and offering expenses throughout the Closing Period.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

Three Months Ended
(in thousands)	March 31, 2024
Net realized gains (losses) on investments	$—
Net change in unrealized appreciation (depreciation) of investments	543
Net realized and unrealized gain	$543
We had net realized and unrealized appreciation which resulted in a net gain of approximately $0.5 million for the three months ended March 31, 2024, which was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2024, our asset coverage ratio was 1,182.7%.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2024	December 31, 2023
Capital Commitments	$211.2	$211.2
Unfunded Capital Commitments	105.6	105.6
% of Capital Commitments funded	50.0%	50.0%
As of March 31, 2024 and December 31, 2023, our credit facilities consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q and Recent Developments above for additional information.
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $1.5 million and $19.9 million, respectively. Our cash used in operating activities for the three months ended March 31, 2024 was approximately $28.1 million. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $51.1 million and $27.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $3.2 million and $5.0 million, respectively, which could require funding in the future. As of March 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$9.8	$9.8	$—	$—	$—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($9.8 million as of March 31, 2024) are due on BMO's demand within 15 business days, or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the BMO Subscription Line.
We have entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
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
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2024 were approximately $2.9 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2023, total distributions declared were $1.7 million, of which the distributions were comprised of approximately 99.62% of ordinary income, 0.00% of long-term capital gains and 0.38% of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2024, approximately $148 thousand of indirect administrative expenses were included in administrative expenses, of which approximately $74 thousand were waived by the Administrator. As of March 31, 2024, approximately $74 thousand of indirect administrative expenses were included in payable to affiliates on the Statement of Assets, Liabilities and Members' Capital.
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
On June 23, 2023, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10.0 million maximum amount of borrowings available under the Unsecured Management Company Revolver, which has a maturity date of December 31, 2025. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2024, certain of the loans held in our portfolio had floating SOFR interest rates. As of March 31, 2024, approximately 97.8% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 2.2% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver and BMO Subscription Line. For our Unsecured Management Company Revolver and BMO Subscription Line, we use the outstanding balance as of March 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.01)%
Base Interest Rate	—%
+100 Basis Points	8.05%
+200 Basis Points	16.11%
+300 Basis Points	24.16%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement dated as of May 23, 2023(3)
3.2	Amendment to the Amended and Restated Limited Liability Company Agreement dated as of July 10, 2023(2)
3.3	Amended and Restated Certificate of Formation, effective as of July 10, 2023(2)
4.1	Form of Subscription Agreement(1)
10.1	Facility Increase Letter Amendment, dated as of March 26, 2024, by and among New Mountain Guardian IV Income Fund, L.L.C. and BMO Bank N.A.*
10.2	First Amendment to Loan Authorization Agreement, dated as of April 12, 2024, by and between New Mountain Guardian IV Income Fund, L.L.C. and BMO Bank, N.A.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Registration Statement on Form 10 Pre-Effective Amendment No.1 (File No. 000-56554) filed on July 20, 2023.
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2024.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer