Form 10-Q
period 2024-06-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2024-08-13
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 13, 2024 was 24,525,250. As of June 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian IV Income Fund, L.L.C.
	Statements of Assets, Liabilities and Members' Capital as of June 30, 2024 (unaudited) and December 31, 2023	3
	Statements of Operations for the three and six months ended June 30, 2024 (unaudited) and for the period from May 24, 2023 (commencement of operations) to June 30, 2023 (unaudited)	4
	Statements of Changes in Members' Capital for the three and six months ended June 30, 2024 (unaudited) and for the period from May 24, 2023 (commencement of operations ) to June 30, 2023 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and for the period from May 24, 2023 (commencement of operations ) to June 30, 2023 (unaudited)	6
	Schedule of Investments as of June 30, 2024 (unaudited)	7
	Schedule of Investments as of December 31, 2023	19
	Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C. (unaudited)	26
	Report of Independent Registered Public Accounting Firm	46

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
	Signatures	64

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $238,299 and $85,367, respectively)	$240,081	$86,613
Cash and cash equivalents	39,289	19,876
Interest receivable	1,513	687
Other assets	127	148
Total assets	$281,010	$107,324
Liabilities
Borrowings
BMO Subscription Line	—	—
Deferred financing costs (net of accumulated amortization of $220 and $68, respectively)	(200)	(144)
Net borrowings	(200)	(144)
Payable for unsettled securities purchased	28,974	—
Distribution payable	3,749	—
Accrued organizational and offering expenses	752	804
Incentive fee payable	434	153
Management fee payable	296	120
Payable to affiliate	73	63
Interest payable	—	66
Other liabilities	1,024	432
Total liabilities	35,102	1,494
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 24,525,250 and 10,560,000 units issued and outstanding, respectively	245,097	105,445
Accumulated underdistributed earnings	811	385
Total members' capital	$245,908	$105,830
Total liabilities and members' capital	$281,010	$107,324
Members' capital per unit	$10.03	$10.02
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023(1)	June 30, 2024	June 30, 2023(1)
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$4,959	$23	$8,057	$23
PIK interest income	252	3	396	3
Fee income	581	21	1,039	21
Total investment income	5,792	47	9,492	47
Expenses
Interest and other financing expenses	751	3	889	3
Incentive fee	434	—	725	—
Management fee	460	6	676	6
Professional fees	281	83	499	83
Administrative expenses	233	76	462	76
Organizational and offering expenses	—	508	142	508
Other general and administrative expenses	27	9	58	9
Total expenses	2,186	685	3,451	685
Less: expenses waived (See Note 5)	(139)	(30)	(213)	(30)
Less: management fees waived (See Note 5)	(164)	(3)	(272)	(3)
Net expenses	1,883	652	2,966	652
Net investment income (loss)	3,909	(605)	6,526	(605)
Net realized gains (losses) on investments	4	—	4	—
Net change in unrealized appreciation (depreciation) of investments	(7)	46	536	46
Net realized and unrealized gains (losses)	(3)	46	540	46
Net increase (decrease) in members' capital resulting from operations	$3,906	$(559)	$7,066	$(559)
Earnings (loss) per unit (basic & diluted)	$0.23	$(1.19)	$0.52	$(1.19)
Weighted average common units outstanding - basic & diluted (See Note 10)	16,852,036	469,792	13,706,018	469,792

(1)For the three and six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023(1)	June 30, 2024	June 30, 2023(1)
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$3,909	$(605)	$6,526	$(605)
Net realized gains (losses) on investments	4	—	4	—
Net change in unrealized appreciation (depreciation) of investments	(7)	46	536	46
Net increase (decrease) in members' capital resulting from operations	3,906	(559)	7,066	(559)
Capital transactions
Contributions	139,653	10,499	139,653	10,499
Placement fees	(9)	—	(9)	—
Distributions declared to unitholders from net investment income	(3,749)	—	(6,632)	—
Total net increase (decrease) in members' capital resulting from capital transactions	135,895	10,499	133,012	10,499
Net increase (decrease) in members' capital	139,801	9,940	140,078	9,940
Members' capital at the beginning of the period	106,107	1	105,830	1
Members' capital at the end of the period	$245,908	$9,941	$245,908	$9,941

Capital unit activity
Units issued	13,965,250	1,049,900	13,965,250	1,049,900

(1)For the three and six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023(1)
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$7,066	$(559)
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(4)	—
Net change in unrealized (appreciation) depreciation of investments	(536)	(46)
Amortization of purchase discount	(370)	(8)
Amortization of deferred financing costs	152	—
Amortization of deferred offering costs	107	15
Non-cash investment income	(358)	—
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(165,265)	(5,238)
Proceeds from sales and paydowns of investments	13,331	4
Cash repayments on drawn revolvers	1,085	—
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	68	—
Cash paid for purchase of drawn portion of revolving credit facilities	(24)	—
Cash paid on drawn revolvers	(1,395)	—
Interest and dividend receivable	(826)	(18)
Other assets	(84)	(22)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	28,974	2,100
Interest payable	(66)	3
Incentive fee payable	281	—
Management fee payable	176	3
Accrued organizational and offering expenses	(52)	655
Payable to affiliate	10	79
Other liabilities	570	(82)
Net cash flows used in operating activities	(117,160)	(3,114)
Cash flows from financing activities
Distributions	(2,883)	—
Net proceeds from issuance of common units	139,653	10,499
Proceeds from BMO Subscription Line	57,200	—
Repayment of BMO Subscription Line	(57,200)	—
Proceeds from Unsecured Management Company Revolver	—	5,000
Placement fees paid	(9)	—
Deferred financing costs paid	(188)	—
Net cash flows provided by financing activities	136,573	15,499
Net increase (decrease) in cash and cash equivalents	19,413	12,385
Cash and cash equivalents at the beginning of the period	19,876	1
Cash and cash equivalents at the end of the period	$39,289	$12,386

Supplemental disclosure of cash flow information
Cash interest paid	$576	$—
Non-cash financing activities:
Distributions declared and payable	$3,749	$—
Accrual for deferred credit facility costs	57	53
Accrual for deferred offering costs	2	170

(1)For the six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	12.09%	05/2024	07/2028	$7,863	$7,859	$7,859
	Subordinated(2)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,172	1,169	1,169
	Subordinated(2)	Fixed(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	447	446	446
								9,482	9,474	9,474	3.85%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)*	+	2.50% +4.25%/PIK	12.08%	05/2023	05/2027	9,776	8,803	9,411	3.83%
OEConnection LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	10.59%	04/2024	04/2031	7,385	7,349	7,385	3.00%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	3,958	3,954	3,958
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	10.33%	05/2024	10/2029	2,037	2,032	2,037
	First Lien(2)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	183	183	183
	First Lien(2)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	10.34%	05/2024	10/2029	65	65	65
								7,143	7,133	7,143	2.90%
OA Buyer, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	10.58%	06/2024	12/2028	7,129	7,112	7,129	2.90%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(Q)	+	5.25%	10.70%	10/2023	04/2029	7,279	7,070	6,944	2.82%
iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.58%	09/2023	08/2028	6,883	6,853	6,883
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.75%	12.08%	03/2024	08/2028	36	38	36
								6,919	6,891	6,919	2.81%
Model N, Inc.
Software	First Lien	SOFR(Q)	+	5.00%	10.34%	06/2024	06/2031	6,808	6,774	6,774	2.75%
Michael Baker International, LLC
Business Services	First Lien	SOFR(M)	+	4.75%	10.09%	05/2024	12/2028	6,458	6,466	6,491	2.64%
Recorded Future, Inc.
Software	First Lien	SOFR(Q)	+	5.75%	11.08%	06/2024	06/2030	6,403	6,371	6,370	2.59%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	10.33%	11/2023	11/2030	5,968	5,958	5,937
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	10.33%	11/2023	11/2030	393	392	391
								6,361	6,350	6,328	2.57%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	10.03%	05/2024	12/2028	5,903	5,872	5,903	2.40%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)*	+	3.00% +3.50%/PIK	11.83%	04/2024	04/2030	5,577	5,510	5,577	2.27%
Geo Parent Corporation
Business Services	First Lien(2)	SOFR(S)	+	5.25%	10.50%	10/2023	12/2028	5,294	5,262	5,294	2.15%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	$2,656	$2,656	$2,656
	First Lien(2)	SOFR(Q)	+	5.00%	10.99%	06/2024	10/2026	1,112	1,112	1,112
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	663	663	663
	First Lien(2)	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	418	418	418
	First Lien(2)	SOFR(Q)	+	5.00%	10.43%	06/2024	10/2026	268	268	268
	First Lien(2)(3) - Drawn	P(M)	+	4.00%	12.50%	06/2024	10/2026	28	28	28
								5,145	5,145	5,145	2.09%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	9.34%	06/2024	08/2028	4,993	4,906	4,906	2.00%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	9.71%	05/2024	07/2028	4,987	4,981	4,905	1.99%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	11.08%	10/2023	06/2029	4,667	4,653	4,667	1.90%
Planview Parent, Inc.
Software	Second Lien	SOFR(Q)	+	6.00%	11.33%	06/2024	12/2028	4,616	4,604	4,604	1.87%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	11.10%	06/2024	08/2029	3,576	3,576	3,576
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	11.35%	09/2023	08/2029	976	971	976
								4,552	4,547	4,552	1.85%
Icefall Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	11.83%	01/2024	01/2030	4,348	4,307	4,348	1.77%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	10.94%	08/2023	11/2028	3,009	3,000	3,009
	First Lien(2)	SOFR(M)	+	5.50%	10.94%	03/2024	11/2028	690	690	690
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	10.09%	03/2024	11/2028	445	443	445
	First Lien(2)	SOFR(M)	+	5.50%	10.94%	03/2024	11/2028	201	201	201
								4,345	4,334	4,345	1.77%
Nielsen Consumer Inc.**
Business Services	First Lien	SOFR(M)	+	6.25%	11.59%	09/2023	03/2028	2,170	2,142	2,181
	First Lien	SOFR(M)	+	4.75%	10.08%	06/2024	03/2028	2,161	2,156	2,156
								4,331	4,298	4,337	1.76%
Affinipay Midco, LLC
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	06/2028	2,733	2,733	2,733
	First Lien(2)	SOFR(Q)	+	5.50%	10.81%	10/2023	06/2028	486	486	486
	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	06/2028	419	419	419
	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	06/2028	273	273	273
	First Lien(2)	SOFR(M)	+	5.50%	10.84%	10/2023	06/2028	69	68	69
								3,980	3,979	3,980	1.62%
GraphPAD Software, LLC
Healthcare	First Lien	SOFR(Q)	+	4.75%	10.08%	06/2024	06/2031	3,675	3,666	3,666	1.49%
Diligent Corporation
Software	First Lien(2)	SOFR(M)	+	5.00%	10.34%	04/2024	08/2030	3,137	3,125	3,125
	First Lien(2)	SOFR(M)	+	5.00%	10.34%	04/2024	08/2030	538	536	536
								3,675	3,661	3,661	1.49%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.75%	11.20%	10/2023	07/2027	$3,118	$3,111	$3,118
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.75%	11.20%	07/2023	07/2027	495	487	495
								3,613	3,598	3,613	1.47%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	10.84%	12/2023	12/2030	2,048	2,029	2,048
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.84%	12/2023	12/2030	1,549	1,534	1,549
								3,597	3,563	3,597	1.46%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	8.25%	13.67%	02/2024	09/2026	3,469	3,469	3,469	1.41%
Kaseya Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	11/2023	06/2029	3,238	3,211	3,238
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.82%	11/2023	06/2029	63	61	63
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.83%	11/2023	06/2029	49	48	49
	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	11/2023	06/2029	12	12	12
								3,362	3,332	3,362	1.37%
Ncontracts, LLC
Software	First Lien(2)	SOFR(S)	+	6.50%	11.77%	12/2023	12/2029	3,139	3,102	3,139
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.83%	12/2023	12/2029	97	96	97
								3,236	3,198	3,236	1.32%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(Q)	+	7.25%	12.59%	09/2023	09/2029	3,175	3,139	3,175	1.29%
Syndigo LLC
Software	First Lien	SOFR(M)	+	4.50%	9.96%	08/2023	12/2027	1,980	1,879	1,967
	Second Lien(2)	SOFR(M)	+	8.00%	13.45%	06/2024	12/2028	1,201	1,144	1,201
								3,181	3,023	3,168	1.29%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(S)	+	6.75%	12.01%	12/2023	04/2029	3,167	3,123	3,167	1.29%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.96%	03/2024	04/2029	3,193	3,177	3,121	1.27%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	6.00%	11.44%	01/2024	05/2027	3,042	3,042	3,042	1.24%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	11.34%	10/2023	11/2030	2,959	2,931	2,959	1.20%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	08/2023	12/2028	3,164	2,702	2,915	1.19%
Oranje Holdco, Inc.
Education	First Lien	SOFR(M)	+	7.25%	12.59%	06/2024	02/2029	2,727	2,701	2,700	1.10%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	10.84%	12/2023	12/2029	2,657	2,639	2,657	1.08%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2030	2,547	2,524	2,547	1.04%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	7.00%	12.43%	02/2024	02/2030	2,476	2,447	2,476	1.01%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	$963	$963	$963
	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	598	598	598
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.82%	02/2024	10/2027	459	456	459
	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	259	259	259
	First Lien(2)	SOFR(Q)	+	5.50%	10.85%	10/2023	10/2027	149	149	149
	First Lien(2)	SOFR(Q)	+	5.50%	10.83%	10/2023	10/2027	21	21	21
								2,449	2,446	2,449	1.00%
Adelaide Borrower, LLC**
Software	First Lien(2)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.08%	05/2024	05/2030	2,329	2,306	2,329	0.95%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(M)	+	5.75%	11.09%	10/2023	05/2029	2,313	2,293	2,313	0.94%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)	SOFR(M)	+	5.00%	10.34%	05/2024	06/2031	2,082	2,066	2,065	0.84%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	10.09%	05/2024	03/2031	2,000	2,003	2,001	0.81%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	10.59%	06/2023	12/2027	1,975	1,935	1,975	0.80%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	11.58%	06/2023	12/2027	1,970	1,793	1,970	0.80%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	10.58%	01/2024	02/2031	1,740	1,731	1,740
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	10.59%	01/2024	02/2031	208	207	208
								1,948	1,938	1,948	0.79%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.93%	10/2023	12/2027	1,738	1,738	1,738
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.93%	10/2023	12/2027	75	75	75
								1,813	1,813	1,813	0.74%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.58%	02/2024	02/2031	1,763	1,746	1,763	0.72%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.00%	11.32%	11/2023	11/2030	1,756	1,743	1,756	0.71%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.34%	08/2023	11/2029	1,523	1,523	1,523
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	11.35%	08/2023	11/2029	183	183	183
								1,706	1,706	1,706	0.69%
More cowbell II LLC
Business Services	First Lien(2)	SOFR(A)	+	6.00%	11.09%	08/2023	09/2030	1,566	1,555	1,555
	First Lien(2)(3) - Drawn	SOFR(S)	+	6.00%	11.30%	08/2023	09/2029	96	95	95
								1,662	1,650	1,650	0.67%
Project Accelerate Parent, LLC
Software	First Lien(2)	SOFR(S)	+	5.25%	10.54%	02/2024	02/2031	1,612	1,604	1,612	0.66%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Drawn	SOFR(M)	+	6.00%	11.44%	11/2023	12/2027	1,592	1,579	1,592	0.65%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Avalara, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.75%	12.08%	01/2024	10/2028	$1,515	$1,515	$1,515	0.62%
AWP Group Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	10.93%	08/2023	12/2029	993	984	993
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.93%	08/2023	12/2029	267	264	267
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.94%	08/2023	12/2029	96	96	96
								1,356	1,344	1,356	0.55%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.33%	08/2023	08/2029	924	914	924
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	11.33%	08/2023	08/2029	166	164	166
								1,090	1,078	1,090	0.44%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.43%	03/2024	09/2028	845	845	845
	First Lien(2)	SOFR(Q)	+	6.00%	11.43%	03/2024	09/2028	111	111	111
								956	956	956	0.39%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	10.58%	03/2024	05/2028	668	670	668
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	10.58%	03/2024	05/2028	147	147	147
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	10.58%	03/2024	05/2028	92	92	92
								907	909	907	0.37%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Drawn	SOFR(S)	+	5.25%	10.61%	06/2023	06/2028	848	842	848	0.35%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	10.34%	10/2023	12/2027	783	774	783	0.32%
Safety Borrower Holdings LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	10.81%	03/2024	09/2027	767	767	767	0.31%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	6.00%	11.44%	07/2023	08/2029	643	643	643	0.26%
Galway Borrower LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.75%	11.18%	04/2024	09/2028	609	605	609	0.25%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	10.59%	05/2024	10/2029	528	525	528	0.21%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	4.75%	10.05%	10/2023	08/2027	452	448	452	0.18%
MRI Software LLC
Software	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	11.08%	12/2023	02/2027	313	311	313	0.13%
Calabrio, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.13%	12.47%	01/2024	04/2027	241	239	241	0.10%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	P(Q)	+	4.50%	13.00%	11/2023	03/2028	22	22	22	0.01%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	11.19%	11/2023	10/2028	$9	$9	$9	—%
Total Funded Debt Investments - United States								$240,805	$237,734	$239,443	97.37%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	5.75%	11.08%	12/2023	12/2029	$673	$666	$673	0.27%
Total Funded Debt Investments - Australia								$673	$666	$673	0.27%
Total Funded Debt Investments								$241,478	$238,400	$240,116	97.64%
Total Funded Investments									$238,400	$240,116	97.64%
Unfunded Debt Investments - United States
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	01/2024	05/2027	$292	$—	$—	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,554	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	08/2023	02/2025	286	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—		—	—	10/2023	10/2025	1,033	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—		—	—	06/2023	12/2024	677	—	—	—%
Avalara, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	01/2024	10/2028	152	—	—	—%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	784	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	09/2023	09/2025	976	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	1,737	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,175	—	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Undrawn	—		—	—	07/2023	12/2024	1,355	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	2,156	—	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	10/2023	12/2024	237	—	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2025	$1,077	$—	$—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,539	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2024	139	—	—
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	10/2026	436	—	—
							575	—	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	07/2025	667	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	07/2027	200	—	—
							867	—	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	545	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	10/2029	348	(1)	—
							893	(1)	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	1,378	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	169	(1)	—
							1,547	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2026	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	195	(1)	—
							646	(1)	—	—%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	272	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	12/2029	109	(1)	—
							381	(1)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	230	(1)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	2,436	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2027	165	(1)	—
							2,601	(1)	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—
							620	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	$295	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(1)	—
							458	(1)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	133	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	203	(1)	—
							336	(1)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	289	(1)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	2,616	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	599	(2)	—
							3,215	(2)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	780	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	—
							1,014	(2)	—	—%
Ncontracts, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	290	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	193	(2)	—
							483	(2)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	537	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	253	(3)	—
							790	(3)	—	—%
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	08/2024	1,247	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	320	(3)	—
							1,567	(3)	—	—%
Adelaide Borrower, LLC**
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	524	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	333	(3)	—
							857	(3)	—	—%
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(3)	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	$388	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	388	(3)	—
							776	(3)	—	—%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(4)	—	—%
OEConnection LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	1,282	—	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2031	801	(4)	—
							2,083	(4)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,523	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	398	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	440	(4)	—
							2,361	(4)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(6)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	04/2024	10/2025	923	(7)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(8)	—	—%
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	3,096	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(9)	—
							3,870	(9)	—	—%
Kaseya Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2029	144	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2025	1,122	—	—
							1,266	(1)	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	487	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	608	—	—
							1,095	—	—	—%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	127	(1)	(1)
							298	(1)	(1)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount or Par Value	Cost	Fair Value	Percent of Members' Capital
Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	$286	$—	$(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	340	(1)	(2)
							626	(1)	(3)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(3) - Undrawn	—	—	—	06/2024	06/2031	345	(1)	(1)
	First Lien(3) - Undrawn	—	—	—	06/2024	06/2026	919	(2)	(2)
							1,264	(3)	(3)	(0.00)%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	359	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(2)	(2)
							897	(3)	(3)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2026	416	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	458	(3)	(3)
							874	(3)	(3)	(0.00)%
Model N, Inc.
Software	First Lien(3) - Undrawn	—	—	—	06/2024	06/2026	1,389	—	—
	First Lien(3) - Undrawn	—	—	—	06/2024	06/2031	741	(4)	(4)
							2,130	(4)	(4)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	200	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,111	—	(6)
							1,311	(2)	(8)	(0.00)%
Recorded Future, Inc.
Software	First Lien(3) - Undrawn	—	—	—	06/2024	06/2030	696	(3)	(3)
	First Lien(3) - Undrawn	—	—	—	06/2024	06/2026	1,485	(7)	(7)
							2,181	(10)	(10)	(0.01)%
Total Unfunded Debt Investments - United States							$60,325	$(101)	$(35)	(0.01)%
Total Unfunded Debt Investments							$60,325	$(101)	$(35)	(0.01)%
Total Non-Controlled/Non-Affiliated Investments								$238,299	$240,081	97.63%
Total Investments								$238,299	$240,081	97.63%

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

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(in thousands)
(unaudited)

(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2024.
*    All or a portion of interest contains payment in kind ("PIK") interest.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2024, 3.49% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2024
(unaudited)

June 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	94.39%
Second lien	3.72%
Subordinated	1.89%
Total investments	100.00%

June 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	43.75%
Business Services	28.09%
Healthcare	9.88%
Education	6.06%
Food & Beverage	3.92%
Consumer Services	3.79%
Financial Services	2.47%
Packaging	2.04%
Total investments	100.00%

June 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.11%
Fixed rates	1.89%
Total investments	100.00%
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
June 30, 2024
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
New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
As of June 30, 2024, the Company's top five industry concentrations were software, business services, healthcare, education and food & beverage.

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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans in its portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, the Company recognized PIK interest from investments of $252 and $396, respectively. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, the Company recognized PIK interest from investments of $3.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
Deferred offering costs—The Company's deferred offering costs consist of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Statements of Assets, Liabilities and Members' Capital until amortized.
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
Note 3. Investments
At June 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$225,057	$226,625
Second lien	8,925	8,926
Subordinated	4,317	4,530
Total investments	$238,299	$240,081
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$104,379	$105,021
Business Services	66,918	67,448
Healthcare	23,562	23,706
Education	14,677	14,550
Food & Beverage	8,803	9,411
Consumer Services	9,054	9,103
Financial Services	5,925	5,937
Packaging	4,981	4,905
Total investments	$238,299	$240,081
At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$82,696	$83,830
Second lien	717	752
Subordinated	1,954	2,031
Total investments	$85,367	$86,613

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$34,107	$34,304
Software	29,533	29,969
Healthcare	9,342	9,387
Food & Beverage	3,937	4,335
Education	3,215	3,351
Consumer Services	2,941	2,975
Financial Services	2,292	2,292
Total investments	$85,367	$86,613
For discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
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
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable.” Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2024:

	Total	Level I	Level II	Level III
First lien	$226,625	$—	$17,998	$208,627
Second lien	8,926	—	3,121	5,805
Subordinated	4,530	—	2,915	1,615
Total investments	$240,081	$—	$24,034	$216,047
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$83,830	$—	$8,465	$75,365
Second lien	752	—	—	752
Subordinated	2,031	—	2,031	—
Total investments	$86,613	$—	$10,496	$76,117

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated
Fair value, March 31, 2024	$116,952	$113,006	$3,946	$—
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4	4	—	—
Net change in unrealized appreciation (depreciation) of investments	572	509	63	—
Purchases, including capitalized PIK and revolver fundings	115,515	108,152	5,748	1,615
Proceeds from sales and paydowns of investments	(13,828)	(13,053)	(775)	—
Transfers into Level III(1)	1,989	1,989	—	—
Transfers out of Level III(1)	(5,157)	(1,980)	(3,177)	—
Fair Value, June 30, 2024	$216,047	$208,627	$5,805	$1,615
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$539	$482	$57	$—

(1)     As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated
Fair value, December 31, 2023	$76,117	$75,365	$752	$—
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4	4	—	—
Net change in unrealized appreciation (depreciation) of investments	1,074	994	80	—
Purchases, including capitalized PIK and revolver fundings	152,223	144,860	5,748	1,615
Proceeds from sales and paydowns of investments	(14,355)	(13,580)	(775)	—
Transfers into Level III(1)	2,974	2,974	—	—
Transfers out of Level III(1)	(1,990)	(1,990)	—	—
Fair Value, June 30, 2024	$216,047	$208,627	$5,805	$1,615
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,024	$967	$57	$—

(1)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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

	Total	First Lien
Fair Value, May 24, 2023 (commencement of operations)	$—	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation of investments	54	54
Purchases	5,238	5,238
Proceeds from paydowns of investments	(4)	(4)
Fair Value, June 30, 2023	$5,288	$5,288
Net change in unrealized appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$54	$54
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2024 or for the period from May 24, 2023 (commencement of operations) to June 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2024 were as follows:

				Range
Type	Fair Value as of June 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$175,581	Market & income approach	EBITDA multiple	7.0x	23.0x	14.8x
			Revenue multiple	4.5x	13.0x	9.0x
			Discount rate	7.8%	13.8%	10.2%
	33,046	Other	N/A (2)	N/A	N/A	N/A
Second lien	1,201	Market & income approach	Discount rate	11.0%	11.0%	11.0%
	4,604	Other	N/A (2)	N/A	N/A	N/A
Subordinated	1,615	Market & income approach	EBITDA multiple	14.5x	15.5x	15.0x
			Discount rate	15.2%	15.2%	15.2%
	$216,047

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
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.375% through May 31, 2024, the one year anniversary of the Initial Drawdown Date). Because the one year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), and any fund expenses in excess of the Specified Expenses Cap (as defined below).

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
For both the three and six months ended June 30, 2024, incentive fees waived were under $1 thousand. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, there were no incentive fees earned or waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
b.Second, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until the Company has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 5.0% on the total contributed capital to the Company calculated from the date that each such amount was due to be contributed to the Company until the date each such distribution is paid;
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
Incentive Fee Waiver
On December 18, 2023, the Company and the Investment Adviser entered into a voluntary letter waiver agreement (the “Waiver Agreement”) effective as of January 1, 2024, whereby the Investment Adviser agreed to waive certain portions of the incentive fees paid by the Company to the Investment Adviser pursuant to the Investment Management Agreement. The Waiver Agreement increases the hurdle rate, as described above, to 6.0% and waives any income based incentive fees that would have been earned at the current hurdle rate of 5.0%, so long as the average three-month Secured Overnight Financing Rate ("SOFR") over the trailing three-month period (the “Three Month SOFR”) is equal to or greater than 3.0% on the last day of the applicable quarter. If the Three Month SOFR falls below 3.0% on the last day of the applicable quarter, the hurdle rate will reset to 5.0%. Additionally, through the Waiver Agreement and with respect to the incentive fee on capital gains, the annualized, cumulative internal rate of return will be calculated using a Weighted Average Hurdle Rate (as defined in the Waiver Agreement) that takes into account any hurdle rate increases during the year.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the

Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and six months ended June 30, 2024, and for the period from May 24, 2023 (commencement of operations) to June 30, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2024, and for the period from May 24, 2023 (commencement of operations) to June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023(1)	June 30, 2024	June 30, 2023(1)
Management fee	$460	$6	$676	$6
Less: management fee waiver	(164)	(3)	(272)	(3)
Net management fee	296	3	404	3
Incentive fee, excluding accrued incentive fees on capital gains	$434	$—	$725	$—

(1)     For the three and six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
For the three and six months ended June 30, 2024, and for the period from May 24, 2023 (commencement of operations) to June 30, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $139 and $287, respectively, of indirect administrative expenses were included in administrative expenses, of which $139 and $213, respectively, were waived by the Administrator. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, approximately $59 of indirect administrative expenses were included in administrative expenses, of which $29 were waived by the Administrator. As of June 30, 2024 and December 31, 2023, no indirect administrative expenses were included in payable to affiliates.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, (as amended, the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
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
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, among the Company, as the borrower, and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as the lender (the "Uncommitted Revolving Loan Agreement"), is structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10,000. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as described in the Uncommitted Revolving Loan Agreement).
For the three months ended June 30, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $2, respectively. For the six months ended June 30, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $4, respectively. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, interest expense was $3. The weighted average interest rate and effective interest rate on the Unsecured Management Company Revolver for the period from May 24, 2023 (commencement of operations) to June 30, 2023 were 7.0% and 7.0%, respectively.
As of June 30, 2024 and December 31, 2023, there was no outstanding balance under the Unsecured Management Company Revolver.

BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, and most recently amended on April 12, 2024, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $125,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) six months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%. The BMO Subscription Line also charges an annual administrative fee, based on the Amount of Maximum Credit then in effect (as defined in the Loan Authorization Agreement).
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2024. There were no borrowings on the BMO Subscription Line for the period from May 24, 2023 (commencement of operations) to June 30, 2023.

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Interest expense	$430	$510
Administrative fees	208	226
Amortization of financing costs	110	148
Weighted average interest rate	8.3%	8.3%
Effective interest rate	14.4%	14.3%
Average debt outstanding	$20,977	$12,440
As of both June 30, 2024 and December 31, 2023, there was no outstanding balance on the BMO Subscription Line, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2024, the Company had unfunded commitments on revolving credit facilities of $13,034, no outstanding bridge financing commitments and other future funding commitments of $47,291. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $3,979, no outstanding bridge financing commitments, and other future funding commitments of $23,198. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of June 30, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $4,615 and $5,003, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 2, 2024	May 21, 2024	13,965,250	$139,653
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from November 4, 2022 (inception) to June 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 16, 2023	May 16, 2023	100	$1
May 31, 2023	June 14, 2023	1,049,900	10,499
		1,050,000	$10,500
The following table reflects the distributions declared on the Units for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
May 16, 2024	May 20, 2024	July 19, 2024	0.153
June 25, 2024	June 27, 2024	July 19, 2024	0.087
			$0.513
As of June 30, 2023, no distributions had been declared or paid by the Company.

Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three and six months ended June 30, 2024, and for the period from May 24, 2023 (commencement of operations) to June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023(1)	June 30, 2024	June 30, 2023(1)
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$3,906	$(559)	$7,066	$(559)
Denominator for basic & diluted weighted average unit:	16,852,036	469,792	13,706,018	469,792
Basic & diluted earnings (loss) per unit:	$0.23	$(1.19)	$0.52	$(1.19)

(1)     For the three and six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2024 and for the period from May 24, 2023 (commencement of operations) to June 30, 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023(1)
Per unit data(2):
Members' capital, December 31, 2023 and May 24, 2023 (commencement of operations), respectively	$10.02	$10.00
Net investment income (loss)	0.48	(1.29)
Net realized and unrealized gains (losses)(3)	0.04	0.76
Total net increase (decrease)	0.52	(0.53)
Distributions declared to unitholders from net investment income	(0.51)	—
Members' capital, June 30, 2024 and June 30,2023, respectively	$10.03	$9.47
Total return based on members' capital(4)	5.26%	(5.32)%
Units outstanding at end of period	24,525,250	1,050,000
Average weighted units outstanding for the period	13,706,018	469,792
Average members' capital for the period	$137,431	$4,683
Ratio to average members' capital:
Net investment income (loss)(5)	9.65%	(30.72)%
Total expenses, before waivers(5)	4.95%	47.27%
Total expenses, net of waivers(5)	4.24%	40.45%

Average debt outstanding—Unsecured Management Company Revolver	$—	$1,875
Average debt outstanding—BMO Subscription Line	$12,440	$—
Asset coverage ratio	N/A	298.83%
Portfolio turnover	12.15%	2.87%

Capital Commitments	$490,505	$52,500
Funded Capital Commitments	$245,253	$10,500
% of Capital Commitments funded	50.00%	20.00%

(1)For the six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the six months ended June 30, 2024 and for the period from May 24, 2023 (commencement of operations) to June 30, 2023 was $0.00 and $0.66, respectively.
(4)Total return is calculated assuming a purchase price at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter. Total return calculation is not annualized.
(5)Annualized, except organizational and offering costs.
Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU

2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.
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
Note 13. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements.

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. and subsidiaries (the "Company"), including the schedule of investments, as of June 30, 2024, and the related statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2024 and the period from May 24, 2023 (commencement of operations) to June 30, 2023, the consolidated statements of cash flows for the six-month period ended June 30, 2024 and the period from May 24, 2023 (commencement of operations) to June 30, 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 13, 2024

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
Overview
We are a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). With the filing of our first tax return for the year ended December 31, 2023, we intend to elect to be treated for U.S. federal income tax purposes and intend to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
As of June 30, 2024, our top five industry concentrations were software, business services, healthcare, education and food & beverage.
As of June 30, 2024, our members' capital was approximately $245.9 million and our portfolio had a fair value of approximately $240.1 million in 77 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans in the portfolio that contain a payment-in-kind ("PIK") interest. PIK interest is accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest is added to the principal balance on the capitalization date and is generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2024, we recognized PIK interest from investments of $0.3 million and $0.4 million, respectively. For the period from May 24, 2023 (commencement of operations) to June 30, 2023, we recognized PIK interest from investments of less than $5 thousand.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2024:

(in millions)	As of June 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$238.3	100.0%	$240.1	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$238.3	100.0%	$240.1	100.0%
As of June 30, 2024, all investments in our portfolio had a Green Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $240.1 million in 77 portfolio companies at June 30, 2024 and approximately $86.6 million in 44 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the six months ended June 30, 2024, and for the period from May 24, 2023 (commencement of operations) to June 30, 2023:

	Six Months Ended
(in millions)	June 30, 2024	June 30, 2023(1)
New investments in 62 and 4 portfolio companies, respectively	$165.2	$5.2
Debt repayments in existing portfolio companies	(12.4)	—	(2)
Sales of securities in 1 and 0 portfolio companies, respectively	(0.9)	—
Change in unrealized appreciation on 39 and 1 portfolio companies, respectively	1.1	—	(2)
Change in unrealized depreciation on 27 and 1 portfolio companies, respectively	(0.6)	—	(2)

(1)     For the six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
(2)    For the period from May 24, 2023 (commencement of operations) to June 30, 2023, debt repayments in existing portfolio companies, change in unrealized appreciation and change in unrealized depreciation were each less than $50 thousand.
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2024 and for the Period from May 24, 2023 (Commencement of Operations) to June 30, 2023
Revenue

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023(1)
Total interest income	$5,211	$26
Fee income	581	21
Total investment income	$5,792	$47

(1)     For the three months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
Investment income for the three months ended June 30, 2024 was driven by our deployment of capital and increasing invested balance. Fee income during the three months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, closing and consent fees received from 21 portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023(1)
Management fee	$460	$6
Less: management fee waiver	(164)	(3)
Net management fee	296	3
Interest and other financing expenses	751	3
Incentive fees	434	—
Professional fees	281	83
Administrative expenses	233	76
Organizational and offering expenses	—	508
Other general and administrative expenses	27	9
Total expenses	2,022	682
Less: expenses waived	(139)	(30)
Net expenses	$1,883	$652

(1)     For the three months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
Our management fee net of waivers for the three months ended June 30, 2024 was approximately $0.3 million. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Incentive fees for the three months ended June 30, 2024 were approximately $0.4 million. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances over the three months ended June 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to June 30, 2023 and the expiration of the 50% management fee waiver on May 31, 2024.
Interest and other financing expenses for the three months ended June 30, 2024 were approximately $0.8 million, due to the establishment of the BMO Subscription Line (as defined below).
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.4 million during the three months ended June 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to June 30, 2023 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023(1)
Net realized gains (losses) on investments	$4	$—
Net change in unrealized appreciation (depreciation) of investments	(7)	46
Net realized and unrealized gain (losses)	$(3)	$46

(1)     For the three months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
We had net realized gains and unrealized depreciation which resulted in a net loss of approximately $3 thousand for the three months ended June 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $46 thousand for the period from May 24, 2023 (commencement of operations) to June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2024 was primarily driven by the slight decrease in market prices of our investments during the period.

Results of Operations for the Six Months Ended June 30, 2024 and for the Period from May 24, 2023 (Commencement of Operations) to June 30, 2023
Revenue

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023(1)
Total interest income	$8,453	$26
Fee income	1,039	21
Total investment income	$9,492	$47

(1)     For the six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
Investment income for the six months ended June 30, 2024 was driven by our deployment of capital and increasing invested balance. Fee income during the six months ended June 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, closing and consent fees received from 36 portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023(1)
Management fee	$676	$6
Less: management fee waiver	(272)	(3)
Net management fee	404	3
Interest and other financing expenses	889	3
Incentive fees	725	—
Professional fees	499	83
Administrative expenses	462	76
Organizational and offering expenses	142	508
Other general and administrative expenses	58	9
Total expenses	3,179	682
Less: expenses waived	(213)	(30)
Net expenses	$2,966	$652

(1)     For the six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
Our management fee net of waivers for the six months ended June 30, 2024 was approximately $0.4 million. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Incentive fees for the six months ended June 30, 2024 were approximately $0.7 million. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances over the six months ended June 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to June 30, 2023 and the expiration of the 50% management fee waiver on May 31, 2024.
Interest and other financing expenses for the six months ended June 30, 2024 were approximately $0.9 million, due to the establishment of the BMO Subscription Line (as defined below).
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.9 million during the six months ended June 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to June 30, 2023 due to the continued ramp up of investment operations and deployment of capital.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023(1)
Net realized gains (losses) on investments	$4	$—
Net change in unrealized appreciation (depreciation) of investments	536	46
Net realized and unrealized gains (losses)	$540	$46

(1)     For the six months ended June 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to June 30, 2023.
We had net realized gains and unrealized appreciation which resulted in a net gain of approximately $0.5 million for the six months ended June 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $46 thousand for the period from May 24, 2023 (commencement of operations) to June 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the six months ended June 30, 2024 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2024 and December 31, 2023, there was no outstanding balance under our BMO Subscription Line or Unsecured Management Company Revolver.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2024	December 31, 2023
Capital Commitments	$490.5	$211.2
Unfunded Capital Commitments	245.3	105.6
% of Capital Commitments funded	50.0%	50.0%
As of June 30, 2024 and December 31, 2023, our borrowings consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $39.3 million and $19.9 million, respectively. Our cash used in operating activities for the six months ended June 30, 2024 and for the period from May 24, 2023 (commencement of operations) to June 30, 2023 was approximately $117.2 million and $3.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $60.3 million and $27.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $4.6 million and $5.0 million, respectively, which could require funding in the future. As of June 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2024 is as follows:

Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$—	$—	$—	$—	$—
Unsecured Management Company Revolver (2)	—	—	—	—	—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($0.0 million as of June 30, 2024) are due on BMO's demand within 15 business days, or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the BMO Subscription Line.
(2)Under the terms of the $10.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility ($0.0 million as of June 30, 2024) must be repaid on or before December 31, 2025. As of June 30, 2024, there was approximately $10.0 million of possible capacity remaining under the Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Management Company Revolver.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2024 totaled approximately $6.6 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2024, approximately $0.1 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately 0.1 million and 0.2 million, respectively, were waived by the Administrator. As of June 30, 2024, no indirect administrative expenses were included in payable to affiliates on the Statements of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. Since March 2022, the Federal Reserve has been raising interest rates. The Federal Reserve left its benchmark rates steady in the second quarter of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2024, approximately 98.1% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.9% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver and BMO Subscription Line. For our Unsecured Management Company Revolver and BMO Subscription Line, we use the outstanding balance as of June 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	(2.18)%
Base Interest Rate	—%
+100 Basis Points	8.72%
+200 Basis Points	17.45%
+300 Basis Points	26.17%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2024.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer