Form 10-Q
period 2024-09-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2024-11-12
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 12, 2024 was 29,430,300. As of September 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Guardian IV Income Fund, L.L.C.
	Statements of Assets, Liabilities and Members' Capital as of September 30, 2024 (unaudited) and December 31, 2023	3
	Statements of Operations for the three and nine months ended September 30, 2024 (unaudited), for the three months ended September 30, 2023 (unaudited) and for the period from May 24, 2023 (commencement of operations) to September 30, 2023 (unaudited)	4
	Statements of Changes in Members' Capital for the three and nine months ended September 30, 2024 (unaudited), for the three months ended September 30, 2023 (unaudited) and for the period from May 24, 2023 (commencement of operations ) to September 30, 2023 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and for the period from May 24, 2023 (commencement of operations ) to September 30, 2023 (unaudited)	6
	Schedule of Investments as of September 30, 2024 (unaudited)	7
	Schedule of Investments as of December 31, 2023	21
	Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C. (unaudited)	28
	Report of Independent Registered Public Accounting Firm	48

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	64
Item 1A.	Risk Factors	64
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
	Signatures	66

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $296,763 and $85,367, respectively)	$298,514	$86,613
Cash and cash equivalents	10,119	19,876
Interest and dividend receivable	2,368	687
Other assets	205	148
Total assets	$311,206	$107,324
Liabilities
Borrowings
BMO Subscription Line	—	—
Deferred financing costs (net of accumulated amortization of $342 and $68, respectively)	(79)	(144)
Net borrowings	(79)	(144)
Payable for unsettled securities purchased	6,923	—
Distribution payable	5,935	—
Accrued organizational and offering expenses	710	804
Incentive fee payable	684	153
Management fee payable	547	120
Accrued professional fees	466	239
Interest payable	260	66
Payable to affiliate	214	63
Other liabilities	402	193
Total liabilities	16,062	1,494
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 29,430,300 and 10,560,000 units issued and outstanding, respectively	294,148	105,445
Accumulated underdistributed earnings	996	385
Total members' capital	$295,144	$105,830
Total liabilities and members' capital	$311,206	$107,324
Members' capital per unit	$10.03	$10.02
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023(1)
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$7,434	$325	$15,491	$348
PIK interest income	248	34	644	37
Dividend income	6	—	6	—
Fee income	653	267	1,692	288
Total investment income	8,341	626	17,833	673
Expenses
Interest and other financing expenses	590	103	1,479	106
Incentive fee	684	—	1,409	—
Management fee	551	69	1,227	75
Administrative expenses	214	163	676	239
Professional fees	118	88	617	171
Organizational and offering expenses	—	377	142	885
Other general and administrative expenses	31	45	89	54
Total expenses	2,188	845	5,639	1,530
Less: expenses waived (See Note 5)	—	(126)	(213)	(156)
Less: management fees waived (See Note 5)	(4)	(40)	(276)	(43)
Net expenses	2,184	679	5,150	1,331
Net investment income (loss)	6,157	(53)	12,683	(658)
Net realized gains (losses) on investments	—	1	4	1
Net change in unrealized appreciation (depreciation) of investments	(31)	500	505	546
Net realized and unrealized gains (losses)	(31)	501	509	547
Net increase (decrease) in members' capital resulting from operations	$6,126	$448	$13,192	$(111)
Earnings (loss) per unit (basic & diluted)	$0.25	$0.42	$0.76	$(0.12)
Weighted average common units outstanding - basic & diluted (See Note 10)	24,578,566	1,075,435	17,356,654	898,401

(1)For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023(1)
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$6,157	$(53)	$12,683	$(658)
Net realized gains (losses) on investments	—	1	4	1
Net change in unrealized appreciation (depreciation) of investments	(31)	500	505	546
Net increase (decrease) in members' capital resulting from operations	6,126	448	13,192	(111)
Capital transactions
Contributions	49,050	11,700	188,703	22,199
Placement fees	(5)	(5)	(14)	(5)
Distributions declared to unitholders from net investment income	(5,935)	(236)	(12,567)	(236)
Total net increase (decrease) in members' capital resulting from capital transactions	43,110	11,459	176,122	21,958
Net increase (decrease) in members' capital	49,236	11,907	189,314	21,847
Members' capital at the beginning of the period	245,908	9,941	105,830	1
Members' capital at the end of the period	$295,144	$21,848	$295,144	$21,848

Capital unit activity
Units issued	4,905,050	1,170,000	18,870,300	2,219,900

(1)For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023(1)
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$13,192	$(111)
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	(4)	—
Net change in unrealized (appreciation) depreciation of investments	(505)	(546)
Amortization of purchase discount	(619)	(53)
Amortization of deferred financing costs	274	30
Amortization of deferred offering costs	107	89
Non-cash investment income	(706)	(22)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(231,921)	(23,995)
Proceeds from sales and paydowns of investments	22,362	29
Cash repayments on drawn revolvers	1,868	15
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	102	11
Cash paid for purchase of drawn portion of revolving credit facilities	(427)	(107)
Cash paid on drawn revolvers	(2,051)	(63)
Interest and dividend receivable	(1,681)	(182)
Other assets	(161)	(68)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	6,923	7,321
Interest payable	194	46
Incentive fee payable	531	—
Management fee payable	427	29
Accrued organizational and offering expenses	(94)	945
Payable to affiliate	151	101
Accrued professional fees	227	132
Other liabilities	200	(161)
Net cash flows used in operating activities	(191,611)	(16,560)
Cash flows from financing activities
Distributions	(6,632)	—
Net proceeds from issuance of common units	188,703	22,199
Proceeds from BMO Subscription Line	98,700	14,000
Repayment of BMO Subscription Line	(98,700)	—
Proceeds from Unsecured Management Company Revolver	—	5,000
Repayment of Unsecured Management Company Revolver	—	(5,000)
Placement fees paid	(9)	—
Deferred offering costs paid	—	(38)
Deferred financing costs paid	(208)	(66)
Net cash flows provided by financing activities	181,854	36,095
Net increase (decrease) in cash and cash equivalents	(9,757)	19,535
Cash and cash equivalents at the beginning of the period	19,876	1
Cash and cash equivalents at the end of the period	$10,119	$19,536

Supplemental disclosure of cash flow information
Cash interest paid	$722	$22
Non-cash financing activities:
Distributions declared and payable	$5,935	$236
Accrual for deferred credit facility costs	38	105
Accrual for deferred offering costs	2	221
Accrual for placement fees	5	5

(1)For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Sierra Enterprises, LLC
Food & Beverage	First Lien	SOFR(Q)	+	6.75%	12.00%	05/2023	05/2027	$9,972	$9,074	$9,573	3.24%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	12.00%	05/2024	07/2028	7,843	7,839	7,839
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,215	1,213	1,223
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	464	463	467
								9,522	9,515	9,529	3.23%
OEConnection LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	10.10%	04/2024	04/2031	7,367	7,332	7,367	2.50%
Model N, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.64%	06/2024	06/2031	7,296	7,261	7,260	2.46%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	3,958	3,954	3,958
	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	2,037	2,033	2,037
	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	183	183	183
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	10.02%	05/2024	10/2029	100	99	100
	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	10/2029	65	65	65
								7,243	7,233	7,243	2.45%
OA Buyer, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.00%	9.85%	06/2024	12/2028	7,129	7,112	7,129	2.42%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	10.20%	10/2023	04/2029	7,261	7,062	7,081	2.40%
NC Topco, LLC
Software	First Lien(2)	SOFR(M)*	+	2.50% +2.75%/PIK	10.10%	08/2024	09/2031	7,076	7,041	7,041	2.39%
iCIMS, Inc.
Software	First Lien(2)	SOFR(M)	+	5.75%	10.67%	09/2023	08/2028	6,975	6,949	6,922
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.75%	10.62%	03/2024	08/2028	107	109	106
								7,082	7,058	7,028	2.38%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(M)	+	5.25%	10.10%	09/2024	05/2029	4,539	4,539	4,539
	First Lien(2)	SOFR(M)	+	5.75%	10.60%	10/2023	05/2029	2,308	2,288	2,308
								6,847	6,827	6,847	2.32%
Recorded Future, Inc.
Software	First Lien	SOFR(M)	+	5.75%	10.60%	06/2024	06/2030	6,403	6,372	6,403
	First Lien(3) - Drawn	SOFR(Q)	+	5.75%	10.88%	06/2024	06/2030	362	361	362
								6,765	6,733	6,765	2.29%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.85%	10/2023	12/2029	$5,898	$5,892	$5,898
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.85%	07/2023	12/2029	584	577	584
								6,482	6,469	6,482	2.20%
Michael Baker International, LLC
Business Services	First Lien	SOFR(M)	+	4.75%	9.60%	05/2024	12/2028	6,442	6,449	6,482	2.20%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	10.25%	11/2023	11/2030	5,953	5,944	5,953
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	10.25%	11/2023	11/2030	392	391	392
								6,345	6,335	6,345	2.15%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	10.03%	05/2024	12/2028	5,903	5,874	5,903	2.00%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	10.10%	07/2024	07/2031	5,561	5,534	5,533
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.25%	9.54%	07/2024	07/2031	272	271	271
								5,833	5,805	5,804	1.97%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)*	+	3.00% +3.50%/PIK	11.60%	04/2024	04/2030	5,629	5,564	5,629	1.91%
Geo Parent Corporation
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.60%	10/2023	12/2028	5,281	5,250	5,281	1.79%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	9.46%	01/2024	05/2029	5,272	5,263	5,250	1.78%
YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	10.25%	06/2024	10/2026	2,649	2,649	2,649
	First Lien(2)	SOFR(Q)	+	5.00%	10.26%	06/2024	10/2026	1,110	1,110	1,110
	First Lien(2)	SOFR(Q)	+	5.00%	10.20%	06/2024	10/2026	801	801	801
	First Lien(2)	SOFR(Q)	+	5.00%	10.25%	06/2024	10/2026	417	417	417
	First Lien(2)	SOFR(Q)	+	5.00%	10.25%	06/2024	10/2026	267	267	267
								5,244	5,244	5,244	1.78%
Superman Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	4.50%	9.56%	08/2024	08/2031	5,036	5,023	5,023	1.70%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)	SOFR(Q)	+	4.75%	9.35%	08/2024	08/2031	5,024	4,998	4,998	1.69%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	9.21%	05/2024	07/2028	4,974	4,969	4,869	1.65%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	9.26%	06/2024	08/2028	4,980	4,897	4,806	1.63%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.81%	06/2024	08/2029	3,567	3,567	3,567
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	11.05%	09/2023	08/2029	1,218	1,213	1,218
								4,785	4,780	4,785	1.62%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.85%	10/2023	06/2029	$4,667	$4,655	$4,667	1.58%
Planview Parent, Inc.
Software	Second Lien(2)	SOFR(Q)	+	6.00%	10.60%	06/2024	12/2028	4,615	4,604	4,604	1.56%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	4.50%	9.35%	08/2023	11/2028	3,890	3,881	3,890
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.60%	03/2024	11/2028	696	693	696
								4,586	4,574	4,586	1.55%
Icefall Parent, Inc.
Software	First Lien(2)	SOFR(M)	+	6.50%	11.35%	01/2024	01/2030	4,348	4,308	4,348	1.47%
Park Place Technologies, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.85%	07/2024	03/2031	3,837	3,827	3,827
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	10.23%	07/2024	03/2030	72	72	72
								3,909	3,899	3,899	1.32%
ComPsych Investments Corp.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	10.03%	07/2024	07/2031	3,881	3,872	3,872	1.31%
GraphPAD Software, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	9.35%	06/2024	06/2031	3,675	3,666	3,666
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.35%	06/2024	06/2031	92	90	91
								3,767	3,756	3,757	1.27%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	10.06%	12/2023	12/2030	2,043	2,024	2,043
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.34%	12/2023	12/2030	1,689	1,673	1,689
								3,732	3,697	3,732	1.26%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.79%	09/2024	11/2029	1,837	1,842	1,837
	First Lien(2)	SOFR(Q)	+	4.75%	9.79%	08/2023	11/2029	1,834	1,834	1,834
								3,671	3,676	3,671	1.24%
Diligent Corporation
Software	First Lien(2)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	3,137	3,126	3,125
	First Lien(2)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	538	536	536
								3,675	3,662	3,661	1.24%
Kaseya Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.75%	11/2023	06/2029	3,230	3,204	3,230
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.78%	11/2023	06/2029	246	243	246
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.10%	11/2023	06/2029	49	48	49
	First Lien(2)	SOFR(Q)	+	5.50%	10.75%	11/2023	06/2029	12	12	12
								3,537	3,507	3,537	1.20%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.85%	08/2024	08/2031	3,258	3,242	3,242
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.85%	08/2024	08/2031	271	270	270
								3,529	3,512	3,512	1.19%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Syndigo LLC
Software	First Lien	SOFR(M)	+	4.50%	9.46%	08/2023	12/2027	$1,974	$1,881	$1,972
	Second Lien(2)	SOFR(M)	+	8.00%	13.03%	06/2024	12/2028	1,516	1,447	1,516
								3,490	3,328	3,488	1.18%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien	SOFR(Q)	+	8.25%	13.46%	02/2024	09/2026	3,382	3,382	3,382	1.15%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	10.13%	08/2024	08/2031	3,335	3,302	3,302	1.12%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(Q)	+	7.25%	12.20%	09/2023	09/2029	3,175	3,141	3,175	1.08%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(S)	+	6.75%	12.01%	12/2023	04/2029	3,159	3,117	3,159	1.07%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.46%	03/2024	04/2029	3,193	3,178	3,079	1.04%
Virtusa Corporation
Business Services	Subordinated	FIXED(S)	+	7.13%	7.13%	08/2023	12/2028	3,164	2,723	2,998	1.02%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	10.85%	10/2023	11/2030	2,952	2,924	2,952	1.00%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.50%	10.75%	10/2023	10/2027	961	961	961
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.36%	02/2024	10/2027	832	827	832
	First Lien(2)	SOFR(Q)	+	5.50%	10.75%	10/2023	10/2027	597	597	597
	First Lien(2)	SOFR(Q)	+	5.50%	10.70%	10/2023	10/2027	258	258	258
	First Lien(2)	SOFR(Q)	+	5.50%	10.52%	10/2023	10/2027	148	148	148
	First Lien(2)	SOFR(Q)	+	5.50%	10.68%	10/2023	10/2027	21	21	21
								2,817	2,812	2,817	0.95%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien	SOFR(Q)	+	4.75%	9.74%	09/2024	09/2031	2,764	2,750	2,750	0.93%
Oranje Holdco, Inc.
Education	First Lien(2)	SOFR(Q)	+	7.25%	12.50%	06/2024	02/2029	2,727	2,702	2,727	0.92%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	10.35%	12/2023	12/2029	2,651	2,633	2,651
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	10.35%	12/2023	12/2029	13	13	13
								2,664	2,646	2,664	0.90%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.85%	03/2024	05/2028	2,513	2,514	2,513
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.85%	03/2024	05/2028	90	90	90
								2,603	2,604	2,603	0.88%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(M)	+	5.50%	10.35%	10/2023	10/2030	2,541	2,518	2,541	0.86%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.85%	02/2024	02/2030	2,470	2,441	2,470	0.84%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Adelaide Borrower, LLC**
Software	First Lien(2)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.35%	05/2024	05/2030	$2,349	$2,327	$2,349	0.80%
Pushpay USA Inc.**
Software	First Lien	SOFR(Q)	+	4.50%	9.10%	08/2024	08/2031	2,255	2,233	2,258	0.77%
Nielsen Consumer Inc.**
Business Services	First Lien	SOFR(M)	+	4.75%	9.60%	06/2024	03/2028	2,161	2,127	2,158	0.73%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)	SOFR(M)	+	5.00%	9.85%	05/2024	06/2031	2,172	2,156	2,155	0.73%
LogRhythm, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.50%	12.10%	07/2024	07/2029	2,098	2,068	2,098	0.71%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	9.60%	05/2024	03/2031	1,995	1,997	1,995	0.68%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	10.10%	06/2023	12/2027	1,970	1,932	1,970	0.67%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(M)	+	6.25%	11.35%	06/2023	12/2027	1,965	1,800	1,965	0.67%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	10.46%	01/2024	02/2031	1,943	1,934	1,943	0.66%
MRI Software LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.35%	12/2023	02/2027	1,691	1,684	1,691
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.35%	08/2024	02/2027	201	200	201
								1,892	1,884	1,892	0.64%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.20%	10/2023	12/2027	1,733	1,733	1,733
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.20%	10/2023	12/2027	74	74	74
								1,807	1,807	1,807	0.61%
Xactly Corporation
Software	First Lien(2)	SOFR(Q)	+	6.25%	11.41%	07/2024	07/2027	1,787	1,787	1,787	0.61%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.25%	10.10%	02/2024	02/2031	1,759	1,742	1,759	0.60%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.00%	11.06%	11/2023	11/2030	1,751	1,739	1,751	0.59%
More cowbell II LLC
Business Services	First Lien(2)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	1,558	1,548	1,558
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.00%	9.68%	08/2023	09/2029	92	92	92
								1,650	1,640	1,650	0.56%
CB Buyer, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.85%	07/2024	07/2031	1,658	1,650	1,650	0.56%
Project Accelerate Parent, LLC
Software	First Lien(2)	SOFR(S)	+	5.25%	10.54%	02/2024	02/2031	1,608	1,600	1,608	0.54%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	10.22%	11/2023	12/2027	$1,588	$1,576	$1,588	0.54%
Avalara, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.85%	01/2024	10/2028	1,515	1,515	1,515	0.51%
Galway Borrower LLC
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.50%	9.10%	04/2024	09/2028	837	824	830
	First Lien(2)	SOFR(Q)	+	4.50%	9.10%	04/2024	09/2028	547	543	541
								1,384	1,367	1,371	0.46%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.85%	10/2023	12/2027	1,364	1,350	1,364	0.46%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.85%	08/2023	08/2029	921	912	921
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.85%	08/2023	08/2029	314	310	314
								1,235	1,222	1,235	0.42%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Drawn	SOFR(S)	+	5.25%	10.45%	06/2023	06/2028	970	963	970	0.33%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	6.00%	11.35%	03/2024	09/2028	843	843	843
	First Lien(2)	SOFR(Q)	+	6.00%	11.35%	03/2024	09/2028	111	111	111
								954	954	954	0.32%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)	SOFR(S)	+	5.75%	10.83%	09/2024	12/2027	921	912	921	0.31%
Safety Borrower Holdings LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	10.21%	03/2024	09/2027	763	763	763	0.26%
GC Waves Holdings, Inc.
Financial Services	First Lien(3) - Drawn	SOFR(M)	+	6.00%	10.95%	07/2023	08/2029	641	641	647	0.22%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	10.10%	05/2024	10/2029	526	524	526	0.18%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	4.75%	10.05%	10/2023	08/2027	450	446	450	0.15%
Calabrio, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.56%	01/2024	04/2027	241	239	241	0.08%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.94%	11/2023	03/2028	89	89	87	0.03%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Drawn	SOFR(S)	+	4.75%	9.04%	06/2024	12/2028	28	28	28	0.01%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.91%	11/2023	10/2028	9	9	9	0.00%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Drawn	P(Q)	+	4.00%	12.00%	07/2024	10/2027	$9	$9	$9	0.00%
Total Funded Debt Investments - United States								$298,650	$295,488	$297,190	100.69%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	10.28%	12/2023	12/2029	$673	$667	$673	0.23%
Total Funded Debt Investments - Australia								$673	$667	$673	0.23%
Total Funded Debt Investments								$299,323	$296,155	$297,863	100.92%
Equity - United States
Eclipse Topco, Inc. (5)
Software	Preferred Shares	FIXED(S)*		12.50%/PIK	12.50%	09/2024	—	737	$729	$729	0.25%
Total Shares - United States									$729	$729	0.25%
Total Shares									$729	$729	0.25%
Total Funded Investments									$296,884	$298,592	101.17%
Unfunded Debt Investments - United States
GC Waves Holdings, Inc.
Financial Services	First Lien(3) - Undrawn	—		—	—	07/2023	12/2024	$1,355	$—	$14	—%
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,301	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—		—	—	10/2023	10/2025	448	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—		—	—	06/2023	12/2024	555	—	—	—%
Avalara, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	01/2024	10/2028	152	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	08/2024	08/2026	2,179	—	—
	First Lien(2)(3) - Undrawn	—		—	—	09/2023	09/2025	732	—	—
								2,911	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	1,737	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,175	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	2,156	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2024	$237	$—	$—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2025	1,049	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,539	—	—	—%
Xactly Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	154	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	10/2026	464	—	—	—%
ComPsych Investments Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	1,111	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	690	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	10/2027	129	(1)	—
							819	(1)	—	—%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(3) - Undrawn	—	—	—	09/2024	09/2026	469	—	—	—%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(3)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	07/2025	575	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,390	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2029	353	(1)	—
							2,318	(1)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	446	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	10/2029	348	(1)	—
							794	(1)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2026	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	195	(1)	—
							646	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Project Accelerate Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	$230	$(1)	$—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	2,063	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2027	165	(1)	—
							2,228	(1)	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—
							620	(1)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	295	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(1)	—
							458	(1)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	133	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	190	(2)	—
							323	(2)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	289	(1)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	912	(4)	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	601	(2)	—
							1,513	(6)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	780	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	—
							1,014	(2)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	197	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	253	(3)	—
							838	(3)	—	—%
Adelaide Borrower, LLC**
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	524	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	333	(3)	—
							857	(3)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	$313	$(3)	$—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	388	(3)	—
							776	(3)	—	—%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(4)	—	—%
OEConnection LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	1,282	—	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2031	801	(4)	—
							2,083	(4)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,523	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	254	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	440	(4)	—
							2,217	(4)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(5)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(7)	—	—%
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	3,096	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(9)	—
							3,870	(9)	—	—%
Kaseya Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2029	144	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2025	939	—	—
							1,083	(1)	—	—%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	130	(1)	—
							301	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	$286	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	340	(1)	—
							626	(1)	—	—%
Recorded Future, Inc.
Software	First Lien(3) - Undrawn	—	—	—	06/2024	06/2030	696	(3)	—
	First Lien(3) - Undrawn	—	—	—	06/2024	06/2026	1,123	(6)	—
							1,819	(9)	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	616	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	320	(1)	—
							936	(1)	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	02/2025	154	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	11/2029	134	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,205	(3)	—
							1,493	(3)	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	487	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	608	—	—
							1,095	—	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	04/2024	10/2025	68	—	(1)	(0.00)%
CB Buyer, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	467	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	182	(1)	(1)
							649	(1)	(1)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	815	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	272	(1)	(1)
							1,087	(1)	(1)	(0.00)%
Superman Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,639	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	726	(2)	(2)
							2,365	(2)	(2)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	08/2028	$1,155	$(1)	$—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	249	(2)	(2)
							1,404	(3)	(2)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	05/2029	482	(1)	(2)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	03/2030	378	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	09/2025	601	(1)	(2)
							979	(2)	(3)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	345	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	827	—	(2)
							1,172	(1)	(3)	(0.00)%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	359	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(2)	(2)
							897	(3)	(3)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	196	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2030	393	(4)	(4)
							589	(4)	(4)	(0.00)%
NC Topco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,036	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2031	814	(4)	(4)
							2,850	(4)	(4)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2026	327	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	458	(3)	(3)
							785	(3)	(5)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,954	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	1,102	(5)	(6)
							4,056	(5)	(6)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	$133	$(1)	$(3)
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,111	—	(6)
							1,244	(1)	(9)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	618	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	1,582	—	(8)
							2,200	(3)	(11)	(0.00)%
Model N, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	794	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	(7)
							2,283	(4)	(11)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	(24)	(0.01)%
Total Unfunded Debt Investments - United States							$76,134	$(121)	$(78)	(0.02)%
Total Unfunded Debt Investments							$76,134	$(121)	$(78)	(0.02)%
Total Non-Controlled/Non-Affiliated Investments								$296,763	$298,514	101.15%
Total Investments								$296,763	$298,514	101.15%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2024.
(5)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2024, 3.18% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
September 30, 2024
(unaudited)

September 30, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	95.11%
Second lien	3.08%
Subordinated	1.57%
Equity and other	0.24%
Total investments	100.00%

September 30, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	44.47%
Business Services	30.41%
Healthcare	7.93%
Education	4.90%
Financial Services	4.02%
Consumer Services	3.43%
Food & Beverage	3.21%
Packaging	1.63%
Total investments	100.00%

September 30, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.21%
Fixed rates	1.79%
Total investments	100.00%
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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C.
September 30, 2024
(in thousands, except unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), formerly known as New Mountain Guardian IV Unlevered BDC, L.L.C., is a Delaware limited liability company formed on November 4, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55.0 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
As of September 30, 2024, the Company's top five industry concentrations were software, business services, healthcare, education and financial services.

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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, the Company recognized PIK interest from investments of $248 and $644, respectively, and PIK dividends from investments of $6 and $6, respectively. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, the Company recognized PIK interest from investments of $34 and $37, respectively, and no dividend income.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
Income taxes— The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
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
Note 3. Investments
At September 30, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$282,406	$283,898
Second lien	9,229	9,199
Subordinated	4,399	4,688
Equity and other	729	729
Total investments	$296,763	$298,514
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$132,130	$132,744
Business Services	90,215	90,770
Healthcare	23,549	23,686
Education	14,661	14,614
Financial Services	11,976	12,012
Consumer Services	10,189	10,246
Food & Beverage	9,074	9,573
Packaging	4,969	4,869
Total investments	$296,763	$298,514

At December 31, 2023, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$82,696	$83,830
Second lien	717	752
Subordinated	1,954	2,031
Total investments	$85,367	$86,613
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$34,107	$34,304
Software	29,533	29,969
Healthcare	9,342	9,387
Food & Beverage	3,937	4,335
Education	3,215	3,351
Consumer Services	2,941	2,975
Financial Services	2,292	2,292
Total investments	$85,367	$86,613
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2024:

	Total	Level I	Level II	Level III
First lien	$283,898	$—	$31,621	$252,277
Second lien	9,199	—	3,079	6,120
Subordinated	4,688	—	2,998	1,690
Equity and other	729	—	—	729
Total investments	$298,514	$—	$37,698	$260,816
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$83,830	$—	$8,465	$75,365
Second lien	752	—	—	752
Subordinated	2,031	—	2,031	—
Total investments	$86,613	$—	$10,496	$76,117

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2024	$216,047	$208,627	$5,805	$1,615	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	97	69	14	14	—
Purchases, including capitalized PIK and revolver fundings	67,953	66,862	301	61	729
Proceeds from sales and paydowns of investments	(9,729)	(9,729)	—	—	—
Transfers out of Level III(1)	(13,552)	(13,552)	—	—	—
Fair Value, September 30, 2024	$260,816	$252,277	$6,120	$1,690	$729
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$97	$69	$14	$14	$—

(1)     As of September 30, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$76,117	$75,365	$752	$—	$—
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4	4	—	—	—
Net change in unrealized appreciation (depreciation) of investments	1,147	1,038	95	14	—
Purchases, including capitalized PIK and revolver fundings	206,647	198,194	6,048	1,676	729
Proceeds from sales and paydowns of investments	(24,083)	(23,308)	(775)	—	—
Transfers into Level III(1)	2,974	2,974	—	—	—
Transfers out of Level III(1)	(1,990)	(1,990)	—	—	—
Fair Value, September 30, 2024	$260,816	$252,277	$6,120	$1,690	$729
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,034	$949	$71	$14	$—

(1)As of September 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2024 or for the three months ended September 30, 2023 and the period from May 24, 2023 (commencement of operations) to September 30, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2024 were as follows:

				Range
Type	Fair Value as of September 30, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$229,146	Market & income approach	EBITDA multiple	5.0x	35.0x	17.1x
			Revenue multiple	4.0x	13.0x	8.3x
			Discount rate	6.5%	12.3%	8.9%
	23,131	Other	N/A (2)	N/A	N/A	N/A
Second lien	6,120	Market & income approach	Discount rate	9.5%	9.7%	9.5%
Subordinated	1,690	Market & income approach	EBITDA multiple	14.5x	15.5x	15.0x
			Discount rate	14.2%	14.2%	14.2%
Equity and other	729	Other	N/A (2)	N/A	N/A	N/A
	$260,816

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
For both the three and nine months ended September 30, 2024, incentive fees waived were under $1 thousand. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, there were no incentive fees earned or waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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

If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the three and nine months ended September 30, 2024, the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2024, three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023(1)
Management fee	$551	$69	$1,227	$75
Less: management fee waiver	(4)	(40)	(276)	(43)
Net management fee	547	29	951	32
Incentive fee, excluding accrued incentive fees on capital gains	$684	$—	$1,409	$—

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
For the three and nine months ended September 30, 2024, for the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, no incentive fee on capital gains was accrued or owed under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 30, 2024 for a period of 12 months commencing on March 1, 2024. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $137 and $424, respectively, of indirect administrative expenses were included in administrative expenses, of which $0 and $213, respectively, were waived by the Administrator. For the three months ended September 30, 2023 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023, approximately $127 and $186, respectively, of indirect administrative expenses were included in administrative expenses, of which $127 and $156, respectively, were waived by the Administrator. As of September 30, 2024 and December 31, 2023, approximately $137 and $0, respectively, of indirect administrative expenses were included in payable to affiliates.

The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (as amended, the "Trademark License Agreement") with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
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
On June 23, 2023, the Company entered into the Uncommitted Revolving Loan Agreement (as defined below) with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2025. Refer to Note 6. Borrowings for discussion of the Unsecured Management Company Revolver (as defined below).
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
For the three months ended September 30, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $2, respectively. For the nine months ended September 30, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $6, respectively. For the three months ended September 30, 2023, interest expense and amortization of financing costs incurred on the Unsecured Managment Company Revolver were $16 and $2, respectively. The weighted average interest rate and effective interest rate on the Management Company Revolver for the three months ended September 30, 2023 were 7.0% and 7.7%, respectively. For the period from May 24, 2023 (commencement of operations) to September 30, 2023, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were were $19 and $2. The weighted average interest rate and effective interest rate on the Unsecured Management Company Revolver for the period from May 24, 2023 (commencement of operations) to September 30, 2023 were 7.0% and 7.6%, respectively.
As of September 30, 2024 and December 31, 2023, there was no outstanding balance under the Unsecured Management Company Revolver.
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
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2024, three months ended September 30, 2023, and for the period from May 24, 2023 (commencement of operations) to September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023(1)
Interest expense	$406	$49	$916	$49
Administrative fees	63	—	289	—
Amortization of financing costs	120	29	268	29
Weighted average interest rate	8.1%	8.3%	8.2%	8.3%
Effective interest rate	11.8%	13.1%	13.2%	13.1%
Average debt outstanding	$19,859	$2,334	$14,931	$2,284

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
As of both September 30, 2024 and December 31, 2023, there was no outstanding balance on the BMO Subscription Line, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its unitholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its unitholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" (as defined in Section 55(a) of the 1940 Act) unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2024, the Company had unfunded commitments on revolving credit facilities of $18,273, no outstanding bridge financing commitments and other future funding commitments of $57,861. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $3,979, no outstanding bridge financing commitments, and other future funding commitments of $23,198. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of September 30, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $26,390 and $5,003, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 2, 2024	May 21, 2024	13,965,250	$139,653
September 16, 2024	September 30, 2024	4,905,050	49,050
		18,870,300	$188,703
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from November 4, 2022 (inception) to September 30, 2023.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 16, 2023	May 16, 2023	100	$1
May 31, 2023	June 14, 2023	1,049,900	10,499
September 15, 2023	September 29, 2023	1,170,000	11,700
		2,220,000	$22,200

The following table reflects the distributions declared on the Units for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
May 16, 2024	May 20, 2024	July 19, 2024	0.153
June 25, 2024	June 27, 2024	July 19, 2024	0.087
September 23, 2024	September 27, 2024	October 18, 2024	0.242
			$0.755
On September 27, 2023, the Company's board of directors declared a distribution of $0.225 per unit payable on October 20, 2023 to unitholders of record as of September 28, 2023.
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three and nine months ended September 30, 2024, for the three months ended September 30, 2023, and for the period from May 24, 2023 (commencement of operations) to September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023(1)
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$6,126	$448	$13,192	$(111)
Denominator for basic & diluted weighted average unit:	24,578,566	1,075,435	17,356,654	898,401
Basic & diluted earnings (loss) per unit:	$0.25	$0.42	$0.76	$(0.12)

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2024 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023(1)
Per unit data(2):
Members' capital, December 31, 2023 and May 24, 2023 (commencement of operations), respectively	$10.02	$10.00
Net investment income (loss)	0.73	(0.73)
Net realized and unrealized gains (losses)(3)	0.04	0.80
Total net increase (decrease)	0.77	0.07
Distributions declared to unitholders from net investment income	(0.76)	(0.23)
Members' capital, September 30, 2024 and September 30, 2023, respectively	$10.03	$9.84
Total return based on members' capital(4)	7.82%	0.66%
Units outstanding at end of period	29,430,300	2,220,000
Average weighted units outstanding for the period	17,356,654	898,401
Average members' capital for the period	$174,033	$8,586
Ratio to average members' capital:
Net investment income (loss)(5)	9.76%	(2.88)%
Total expenses, before waivers(5)	4.30%	31.38%
Total expenses, net of waivers(5)	3.93%	24.87%

Average debt outstanding—Unsecured Management Company Revolver	$—	$1,000
Average debt outstanding—BMO Subscription Line	$14,931	$2,284
Asset coverage ratio	N/A	256.06%
Portfolio turnover	14.55%	0.74%

Capital Commitments	$490,505	$111,000
Funded Capital Commitments	$294,303	$22,200
% of Capital Commitments funded	60.00%	20.00%

(1)For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(3)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the nine months ended September 30, 2024 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023 was $0.01 and $0.19, respectively.
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

Note 12. Recent Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard was effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its financial statements.
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

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. and subsidiaries (the "Company"), including the schedule of investments, as of September 30, 2024, and the related statements of operations and changes in members’ capital for the three-month periods ended September 30, 2024 and 2023, the nine-month period ended September 30, 2024, and the period from May 24, 2023 (commencement of operations) to September 30, 2023, the statements of cash flows for the nine-month period ended September 30, 2024 and the period from May 24, 2023 (commencement of operations) to September 30, 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 12, 2024

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
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
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
Overview
We are a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes and intend to qualify annually as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.

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
As of September 30, 2024, our top five industry concentrations were software, business services, healthcare, education and financial services.
As of September 30, 2024, our members' capital was approximately $295.1 million and our portfolio had a fair value of approximately $298.5 million in 89 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2024.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2024, we recognized PIK interest from investments of $0.2 million and $0.6 million, respectively, and PIK dividends from investments of $6 thousand and $6 thousand, respectively. For both the three months ended September 30, 2023 and the period from May 24, 2023 (commencement of operations) to September 30, 2023, we recognized PIK interest from investments of less than $50 thousand and no dividend income.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest and dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2024 and December 31, 2023, no investments were on non-accrual status.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2024:

(in millions)	As of September 30, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$296.8	100.0%	$298.5	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$296.8	100.0%	$298.5	100.0%
As of September 30, 2024, all investments in our portfolio had a Green Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $298.5 million in 89 portfolio companies at September 30, 2024 and approximately $86.6 million in 44 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2024, and for the period from May 24, 2023 (commencement of operations) to September 30, 2023:

	Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023(1)
New investments in 77 and 19 portfolio companies, respectively	$232.2	$24.2
Debt repayments in existing portfolio companies	(21.5)	—	(2)
Sales of securities in 1 and 0 portfolio companies, respectively	(0.9)	—
Change in unrealized appreciation on 47 and 6 portfolio companies, respectively	1.2	0.6
Change in unrealized depreciation on 36 and 7 portfolio companies, respectively	(0.7)	—	(2)

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
(2)    For the period from May 24, 2023 (commencement of operations) to September 30, 2023, debt repayments in existing portfolio companies and change in unrealized depreciation were each less than $50 thousand.
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2024 and September 30, 2023
Revenue

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Total interest income	$7,682	$359
Dividend income	6	—
Fee income	653	267
Total investment income	$8,341	$626
Our total investment income increased by approximately $7.7 million, or 1232% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. For three months ended September 30, 2024, total investment income of approximately $8.3 million consisted of approximately $7.2 million in cash interest from investments, approximately $0.2 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $0.2 million, less than $10 thousand in PIK dividends from investments, and approximately $0.7 million in fee income.
The increase in interest income of approximately $7.3 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Fee income during the three months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and consent fees received from 21 portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Management fee	$551	$69
Less: management fee waiver	(4)	(40)
Net management fee	547	29
Incentive fees	684	—
Interest and other financing expenses	590	103
Administrative expenses	214	163
Professional fees	118	88
Organizational and offering expenses	—	377
Other general and administrative expenses	31	45
Total expenses	2,184	805
Less: expenses waived	—	(126)
Net expenses	$2,184	$679
    Our total net operating expenses increased by $1.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our management fee net of waivers increased by $0.5 million and our incentive fee increased by $0.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances over the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 and the expiration of the 50% management fee waiver on May 31, 2024.
Interest and other financing expenses increased by approximately $0.5 million during the three months ended September 30, 2024 as compared to three months ended September 30, 2023, primarily due to higher drawn balances on our BMO Subscription Line. Organization and offering expenses decreased by approximately $0.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to our transition from formation, organization and offering of our common units to commencement of operations and deployment of capital.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net realized gains (losses) on investments	$—	$1
Net change in unrealized appreciation (depreciation) of investments	(31)	500
Net realized and unrealized gain (losses)	$(31)	$501
We had net unrealized depreciation which resulted in a net loss of approximately $31 thousand for the three months ended September 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $0.5 million for the three months ended September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The market prices of our investments remained relatively flat during the three months ended September 30, 2024. The net gain for the three months ended September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period.

Results of Operations for the Nine Months Ended September 30, 2024 and for the Period from May 24, 2023 (Commencement of Operations) to September 30, 2023
Revenue

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023(1)
Total interest income	$16,135	$385
Dividend income	6	—
Fee income	1,692	288
Total investment income	$17,833	$673

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
Our total investment income increased by approximately $17.2 million, or 2550% for the nine months ended September 30, 2024 as compared to the period from May 24, 2023 (commencement of operations) to September 30, 2023. For the nine months ended September 30, 2024, total investment income of approximately $17.8 million consisted of approximately $14.9 million in cash interest from investments, approximately $0.6 million in PIK interest from investments, net amortization of purchase premiums and discounts of approximately $0.6 million, less than $10 thousand in PIK dividends from investments, and approximately $1.7 million in fee income.
The increase in interest income of approximately $15.8 million during the nine months ended September 30, 2024 as compared to the period from May 24, 2023 (commencement of operations) to September 30, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the nine months ended September 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to September 30, 2023. Fee income during the nine months ended September 30, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, closing and consent fees received from 55 portfolio companies.
Operating Expenses

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023(1)
Management fee	$1,227	$75
Less: management fee waiver	(276)	(43)
Net management fee	951	32
Interest and other financing expenses	1,479	106
Incentive fees	1,409	—
Administrative expenses	676	239
Professional fees	617	171
Organizational and offering expenses	142	885
Other general and administrative expenses	89	54
Total expenses	5,363	1,487
Less: expenses waived	(213)	(156)
Net expenses	$5,150	$1,331

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
Our total net operating expenses increased by $3.8 million for the nine months ended September 30, 2024 as compared to the period from May 24, 2023 (commencement of operations) to September 30, 2023. Our management fee net of waivers increased by $0.9 million and our incentive fee increased by $1.4 million for the nine months ended September 30, 2024 as compared to the period from May 24, 2023 (commencement of operations) to September 30, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and incentive fees was attributable to larger managed and invested capital balances over the nine months ended September 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to September 30, 2023 and the expiration of the 50% management fee waiver on May 31, 2024.
Interest and other financing expenses increased by approximately $1.4 million during the nine months ended September 30, 2024 as compared to the period from May 24, 2023 (commencement of operations) to September 30, 2023, primarily due to higher drawn balances on our BMO Subscription Line. Organization and offering expenses decreased by approximately $0.7 million during the nine months ended September 30, 2024 as compared to the period from May 24, 2023 (commencement of operations) to September 30, 2023, primarily due to our transition from formation, organization and offering of our common units to commencement of operations and deployment of capital.
Our total administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.9 million during the nine months ended September 30, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to September 30, 2023 due to the continued ramp up of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023(1)
Net realized gains (losses) on investments	$4	$1
Net change in unrealized appreciation (depreciation) of investments	505	546
Net realized and unrealized gains (losses)	$509	$547

(1)     For the nine months ended September 30, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to September 30, 2023.
We had net realized gains and unrealized appreciation which resulted in a net gain of approximately $0.5 million for the nine months ended September 30, 2024 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $0.5 million for the period from May 24, 2023 (commencement of operations) to September 30, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the nine months ended September 30, 2024 was primarily driven by the overall increase in market prices of our investments during the period. The net gain for the period from May 24, 2023 (commencement of operations) to September 30, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2024 and December 31, 2023, there was no outstanding balance under our BMO Subscription Line or Unsecured Management Company Revolver.

Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2024 and December 31, 2023, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2024	December 31, 2023
Capital Commitments	$490.5	$211.2
Unfunded Capital Commitments	196.2	105.6
% of Capital Commitments funded	60.0%	50.0%
As of September 30, 2024 and December 31, 2023, our borrowings consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $10.1 million and $19.9 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2024 and for the period from May 24, 2023 (commencement of operations) to September 30, 2023 was approximately $191.6 million and $16.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $76.1 million and $27.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $26.4 million and $5.0 million, respectively, which could require funding in the future. As of September 30, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2024 is as follows:

Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$—	$—	$—	$—	$—
Unsecured Management Company Revolver (2)	—	—	—	—	—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($0.0 million as of September 30, 2024) are due on BMO's demand within 15 business days, or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the BMO Subscription Line.
(2)Under the terms of the $10.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility ($0.0 million as of September 30, 2024) must be repaid on or before December 31, 2025. As of September 30, 2024, there was approximately $10.0 million of possible capacity remaining under the Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Management Company Revolver.
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
We have also entered into an administration agreement (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator arranges office space for us and provides office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2024 totaled approximately $12.6 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2024, approximately $0.1 million and $0.4 million, respectively, of indirect administrative expenses were included in administrative expenses, of which approximately $0.0 million and $0.2 million, respectively, were waived by the Administrator. As of September 30, 2024, $0.1 million of indirect administrative expenses were included in payable to affiliates on the Statements of Assets, Liabilities and Members' Capital.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. From March 2022 to July 2023, the Federal Reserve was periodically raising interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third and fourth quarters of 2024 for the first time since March 2020, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of September 30, 2024, approximately 98.2% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.8% of investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver and BMO Subscription Line. For our Unsecured Management Company Revolver and BMO Subscription Line, we use the outstanding balance as of September 30, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(18.59)%
-150 Basis Points	(13.95)%
-100 Basis Points	(9.30)%
-50 Basis Points	(4.65)%
+50 Basis Points	4.65%
+100 Basis Points	9.30%
+150 Basis Points	13.95%
+200 Basis Points	18.59%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2024. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer