Form 10-K
period 2024-12-31
New Mountain Guardian IV Income Fund, L.L.C.
filed 2025-03-05
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 5, 2025 was 33,306,325. As of June 30, 2024, there was no established public market for the registrant's limited liability company common units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Item 1.    BUSINESS.
New Mountain Guardian IV Income Fund L.L.C. ("we", "us" or "our"), formerly known as New Mountain Guardian IV Unlevered BDC, L.L.C., is a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for United States ("U.S.") federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
As of December 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services and education. At December 31, 2024, our portfolio consisted of 99 portfolio companies and was invested 95.8% in first lien loans, 2.5% in second lien loans, 0.5% in subordinated loans, 0.1% in structured finance obligations and 1.1% in equity and other, as measured at fair value, versus 44 portfolio companies invested 96.8% in first lien loans, 0.9% in second lien loans, and 2.3% in subordinated loans, as measured at fair value at December 31, 2023.
The fair value of our investments, as determined in good faith by our board of directors, was approximately $377.8 million in 99 portfolio companies at December 31, 2024 and approximately $86.6 million in 44 portfolio companies at December 31, 2023. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
The following summarizes our ten largest portfolio company investments and the nine industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

Portfolio Company	Percent of Total Investments at Fair Value
Viper Bidco, Inc.	2.6%
Sierra Enterprises, LLC	2.6%
Associations, Inc. / Associations Finance, Inc.	2.6%
Diamondback Acquisition, Inc.	2.4%
Wealth Enhancement Group, LLC	2.4%
Coupa Holdings, LLC	2.3%
Accession Risk Management Group, Inc.	2.3%
IG Investments Holdings, LLC	2.0%
OEConnection LLC	1.9%
Model N, Inc.	1.9%
23.0%

Industry Type	Percent of Total Investments at Fair Value
Software	47.2%
Business Services	27.3%
Healthcare	8.7%
Financial Services	5.7%
Education	3.9%
Consumer Services	3.2%
Food & Beverage	2.6%
Packaging	1.3%
Investment Fund	0.1%
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above the greater of: (i) $5.0 million or (ii) 1% of aggregate Capital Commitments in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Andre V. Moura served on the Investment Committee from August 2023 to July 2024. Beginning in August 2024, Robert Mulcare was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $5.0 million or 1% of aggregate Capital Commitments, whichever is greater, may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) the sale of our debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
During the Investment Period (as defined below), repayments and refinancings will be redeployed into new investments or used to pay down existing subscription lines and/or working capital. After the Investment Period, the Investment Adviser may pursue several options to return capital to investors. These may include running off the portfolio over subsequent years as investments are repaid, secondary sales in the market and other potential liquidity options. For the avoidance of doubt, we have no intention of pursuing an initial public offering and our documents will prohibit this type of event; however, unitholders may be given the opportunity (but would not be required) to elect to exchange their interests in us for interests in another investment vehicle managed by the Investment Adviser or its affiliates.
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, which impacts our members' capital.
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

Taxation as a Regulated Investment Company
We were treated as a disregarded entity wholly owned by the Investment Adviser for the period beginning with the date of inception on November 4, 2022 through May 23, 2023. From May 24, 2023 and thereafter, we have elected to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code.
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
While we generally intend to comply with the requirements to continue to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. In such case, however, we anticipate that the associated tax liability would not be material, and that such non‑compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.

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
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act. Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering will make a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on May 23, 2023 (the "Closing Period"). On November 20, 2024, pursuant to our amended and restated limited liability company agreement (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until March 31, 2029, the four‑year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our Board (such period and any successive extensions, the "Term").
We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering and expect to enter into additional subscription agreements from time to time. As of December 31, 2024, we had aggregate Capital Commitments accepted from investors of $512.4 million, of which $179.3 million was undrawn.
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
The offering price per Unit at the initial drawdown from investors in the Private Offering (the “Initial Drawdown”), which occurred on May 31, 2023 (the "Initial Drawdown Date"), was $10.00. Pursuant to the A&R LLC Agreement, the offering price for future drawdown dates will be (i) for any future Drawdown Dates or Catch-Up Dates (each as defined in the A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the A&R LLC Agreement) plus allocable Organizational and Offering Expenses is greater than or equal to $9.70, $10.00, (ii) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV plus allocable Organizational and Offering Expenses per Unit is greater than or equal to $9.70, $10.00, and (iii) where the then-current Per Unit NAV plus allocable Organizational and Offering Expenses per Unit is less than $9.70, the greater of (A) Per Unit NAV plus allocable Organizational and Offering Expenses per Unit and (B) $9.50. The Per Unit NAV at the time of such issuances may be greater than or less than the offering price.
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
Base Management Fees
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one-year anniversary of the Initial Drawdown Date, the base management fee was reduced by 50.0% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.375% through May 31, 2024). Because the one-year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by us or our subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2.0 million or 0.25% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 10.0% of the sum of the (i) cumulative distributions to unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 10.0% of additional undistributed Cumulative Net Realized Gains.
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
In accordance with GAAP, we accrue a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the cumulative amount in the prior period. If such cumulative amount is negative, then there is no accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
Incentive Fee Waiver
On December 18, 2023, the Company and the Investment Adviser, entered into a voluntary letter waiver agreement (the “Waiver Agreement”) effective as of January 1, 2024, whereby the Investment Adviser agreed to waive certain portions of the incentive fees paid by us to the Investment Adviser, pursuant to the Investment Management Agreement. The Waiver Agreement increases the hurdle rate, as described above, to 6.0% and waives any income based incentive fees that would have been earned at the current hurdle rate of 5.0%, so long as the average three-month SOFR over the trailing three-month period (the “Three Month SOFR”) is equal to or greater than 3.0% on the last day of the applicable quarter. If the Three Month SOFR falls below 3.0% on the last day of the applicable quarter, the hurdle rate will reset to 5.0%. Additionally, through the Waiver Agreement and with respect to the incentive fee on capital gains, the annualized, cumulative internal rate of return will be calculated using a Weighted Average Hurdle Rate (as defined in the Waiver Agreement) that takes into account any hurdle rate increases during the year.

Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that we will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $500.0 million or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the average Members' Capital for the calendar year. Further, if our actual aggregate committed capital at the end of the Closing Period is less than $500.0 million, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate committed capital at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. Our "Specified Expenses" means all Company Expenses (as defined under "Fund Expenses" in the A&R LLC Agreement) incurred in our operation with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap), (iv) Placement Fees (as defined in the A&R LLC Agreement), (v) interest on and fees and expenses arising out of all our indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by us or our affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
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
As of December 31, 2024, 2.6% of our total assets were represented by investments at fair value that are considered non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2024.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2024.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). The 1940 Act currently requires an asset coverage of at least 150%. Although we intend to be generally be unlevered (as described further herein), our sole initial member approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors—Company-Level Borrowings in this Annual Report on Form 10-K.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Units that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our Units and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

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
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Finance Corporation ("NMFC"), New Mountain Private Credit Fund (including its predecessor, New Mountain Guardian III BDC, L.L.C.), NMF SLF I, Inc., and New Mountain Guardian IV BDC, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
Risk of Tariffs
Potential significant changes in U.S. trade policies and potential tariffs may create uncertainty regarding the relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
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
Company‑Level Borrowings
Subject to the limitations set forth in the A&R LLC Agreement and in accordance with the 1940 Act, we may, at any time before or after the end of the Investment Period, borrow funds to fulfill the working capital needs of the Company, including, without limitation, to (i) cover organizational and offering expenses and fund expenses, (ii) fund existing commitments such as revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments that can result in providing future financing to portfolio investments or; (iii) make repurchases of Units, and may, to the extent consistent with RIC requirements, withhold from distributions amounts necessary to repay such borrowings. The interest expense and other costs incurred in connection with such borrowings may not be recovered by income from investments purchased by us. If investment results fail to cover the cost of borrowings, the value of the portfolio held by us will decrease faster than if there had been no such borrowings. Additionally, if the investments fail to perform to expectation, the interests of our unitholders will be subordinated to such leverage, which will compound any such adverse consequences. In connection with one or more credit facilities entered into by us, distributions to the unitholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Certain borrowings may be secured by assignment of the obligations of the unitholders to make capital contributions to us and a security interest in investments. Any default by us under such a credit facility could enable a lender to enforce remedies under the credit agreement and exercise capital call rights against any unitholder to the extent of its then‑remaining undrawn commitments. Additionally, in the event of a failure to pay or other event of default under any such credit facility, the lenders could require investors to fund their entire remaining unfunded commitments in accordance with the A&R LLC Agreement. The terms of the credit facility may limit the unitholders' ability to use their interests in us as collateral for other indebtedness. If we default on secured indebtedness, the lender may foreclose on the applicable security and we could lose our entire investment in the security for such loan. A credit facility at the fund level may also place restrictions on payments to equity holders, including prohibitions on payments in the event of any actual or potential default (or continuance thereof) under such credit facility. The exercise by the lender of a drawdown right under a subscription credit facility would reduce the amount of capital otherwise available to us for making portfolio investments and may negatively impact our ability to make portfolio investments or achieve our investment objectives. Unitholders may be required to execute an investor acknowledgement for the benefit of a lender under the subscription credit facility and may be required to acknowledge their obligations to pay their share of indebtedness up to their undrawn capital commitment.
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
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest from our investments and our cost of funds will also decrease to a lesser extent, resulting in lower net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.
The 1940 Act, as amended by the Small Business Credit Availability Act, permits a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. Although we are generally unlevered (as described further herein), we have elected to be subject to the reduced asset coverage ratio of 150% in order to maintain maximum flexibility.
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
Risks Relating to Due Diligence of and Conduct at Portfolio Companies
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of, among other things, important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations and reports. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
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
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement"), with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the United States rejoined the Paris Agreement in 2021, the current administration has announced the United States would cease participation. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
Developments in the Banking Sector
In 2023 bank closures in the United States caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and unitholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).

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
Dependence on Banking Relationships
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again, and other banks may be materially and adversely impacted. Our business is dependent on bank relationships. Continued strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.
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
Status as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets in qualifying assets such as U.S.private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of the unitholders, we may elect to withdraw our election to be regulated as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a registered closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
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
Transactions with Affiliates
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Finance Corporation, New Mountain Private Credit Fund, New Mountain Guardian IV BDC, L.L.C., and NMF SLF I Inc. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Distributions
We intend to pay quarterly distributions to the unitholders out of assets legally available for distribution. Such quarterly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving unitholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the unitholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our unitholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital or gain from the sale or exchange of property for U.S. federal income tax purposes. We cannot assure unitholders that we will continue to pay distributions to the unitholders in the future.
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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.
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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of continued elevated interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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

U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. On January 2, 2025, U.S. lawmakers reinstated the debt ceiling to the level of obligations accrued during the suspension or $36.1 trillion. As of January 22, 2025, the U.S. government has hit the debt ceiling and exceeded its borrowing limit. Despite taking action to suspend the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Although in August 2024, Moody’s affirmed the U.S. government’s credit rating at AA+, with a stable outlook, there is no guarantee that there will not be a further downgrade in the future.
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
The BMO Subscription Line permits us to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $125.0 million.
As of December 31, 2024, the outstanding balance under the BMO Subscription Line was $58.0 million and there was no outstanding balance under the Unsecured Management Company Revolver.
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
Inflation
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instrument we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The fair value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
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
Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to the unitholders, we must meet the annual distribution, source‑of‑income and asset diversification requirements described below.
•The annual distribution requirement generally is satisfied if we timely distribute dividends to the unitholders during the taxable year equal to at least 90% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90.0% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the unitholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the unitholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies, and (b) net income derived from a Qualified Publicly Traded Partnership (as defined in the Code).
•The asset diversification requirement will be satisfied if, at the end of each quarter of each taxable year, we diversify our holdings so that (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5.0% of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. Failure to meet these requirements may result in us having to dispose of certain investments quickly to prevent losing our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our RIC tax treatment for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes). In this event, the resulting tax liability could substantially reduce our members' capital, the amount of cash available for distribution, and the amount of our distributions, which would have a material adverse effect on our financial performance.
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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2024 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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

Potential Tax Reform Legislation
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Similarly, there are a number of proposals in Congress that would also modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences.
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
Legal, Regulatory and Policy Changes
Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate, and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.
In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Material Impact of Cybersecurity Risks
As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in Item 1A.—Risk Factors—Cybersecurity Breaches, Identity Theft and Other Disasters, which should be read in conjunction with the information above
Governance
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

Item 3.    Legal Proceedings
Neither we nor the Investment Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or the Investment Adviser as of December 31, 2024. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
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
Unitholders
As of March 5, 2025, there were 10 holders of record of our Units.
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

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the fiscal years December 31, 2024 and December 31, 2023. The Units were issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
Fiscal year ended December 31, 2024
May 21, 2024	13,965,250	$139.7
September 30, 2024	4,905,050	49.1
December 20, 2024	2,452,525	24.5
December 31, 2024	1,423,500	14.2
	22,746,325	$227.5

Fiscal year ended December 31, 2023
May 16, 2023	100	$0.0
June 14, 2023	1,049,900	10.5
September 29, 2023	1,170,000	11.7
October 31, 2023	3,330,000	33.3
November 8, 2023	1,337,500	13.4
December 29, 2023	3,672,500	36.7
	10,560,000	$105.6
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
•the general economy, including fluctuating interest and inflation rates on the industries in which we invest;
•the impact of interest rate volatility on our business and our portfolio companies;
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
Overview
We are a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended

(the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement, as amended and restated on July 10, 2024, (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. We may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
As of December 31, 2024, our top five industry concentrations were software, business services, healthcare, financial services and education.
As of December 31, 2024, our members' capital was approximately $334.3 million and our portfolio had a fair value of approximately $377.8 million in 99 portfolio companies.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2024.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2024.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023, we recognized PIK interest from investments of approximately $0.8 million and $0.2 million, respectively, and PIK dividends from investments of $0.1 million and $0.0 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income:    Fee income represents delayed compensation, revolver fees, upfront fees, amendment fees, consent fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2024:

(in millions)	As of December 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$375.7	100.0%	$377.8	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$375.7	100.0%	$377.8	100.0%
As of December 31, 2024, all investments in our portfolio had a Green Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $377.8 million in 99 portfolio companies at December 31, 2024 and approximately $86.6 million in 44 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
(in millions)	December 31, 2024	December 31, 2023 (1)
New investments in 93 and 44 portfolio companies, respectively	$333.0	$85.1
Debt repayments in existing portfolio companies	(40.7)	(0.1)
Sales of securities in 3 and 0 portfolio companies, respectively	(4.7)	—
Change in unrealized appreciation on 54 and 24 portfolio companies, respectively	1.4	1.3
Change in unrealized depreciation on 42 and 14 portfolio companies, respectively	(0.5)	—	(2)

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
(2)For the period from May 24, 2023 (commencement of operations) to December 31, 2023, change in unrealized depreciation was less than $50 thousand.
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations for the Year Ended December 31, 2024 and for the Period from May 24, 2023 (Commencement of Operations) to December 31, 2023:
Revenue

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023(1)
Interest income	25,052	$2,256
Dividend income	55	—
Fee income	2,341	765
Total investment income	$27,448	$3,021

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
Our total investment income increased by approximately $24.4 million or 809%, for the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to December 31, 2023. For the year ended December 31, 2024, total investment income of approximately $27.4 million consisted of approximately $23.3 million in cash interest from investments, approximately $0.8 million in PIK and non- cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.9 million, approximately $0.1 million in PIK dividends from investments and approximately $2.3 million in fee income.
The increase in interest income of approximately $22.8 million during the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to December 31, 2023 was primarily attributable to our deployment of capital and increasing invested balances over the year ended December 31, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to December 31, 2023. Fee income during the year ended December 31, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment, closing and consent fees received from 65 different portfolio companies.
Operating Expenses

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023 (1)
Management fee	$1,962	$273
Less: management fee waiver	(305)	(149)
Net management fee	1,657	124
Interest and other financing expenses	2,217	337
Income based incentive fee	2,187	153
Administrative expenses	916	463
Professional fees	738	373
Organizational and offering expenses	158	1,084
Capital gains incentive fee	142	—
Other general and administrative expenses	115	78
Total expenses	8,130	2,612
Less: expenses waived	(213)	(310)
Net expenses	$7,917	$2,302

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
Our total net operating expenses increased by approximately $5.6 million for the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to December 31, 2023. Our management fee net of waivers increased by approximately $1.5 million for the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to December 31, 2023. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. Our income based incentive fee increased by approximately $2.0 million and our capital gains incentive fee increased by approximately $0.1 million for the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to December 31, 2023. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the year ended December 31, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to December 31, 2023, as well as the expiration of the 50% management fee waiver on May 31, 2024. The increase in capital gains incentive fees was due to the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than such cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions. See Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties for details.
Interest and other financing expenses increased by approximately $1.9 million during the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to December 31, 2023, primarily due to higher drawn balances on our BMO Subscription Line. Organization and offering expenses decreased by approximately $0.9 million during the year ended December 31, 2024 as compared to the period from May 24, 2023 (commencement of operations) to year ended December 31, 2023, primarily due to our transition from formation, organization and offering of our common units to commencement of operations and deployment of capital.
Our net administrative expenses, professional fees and other general and administrative expenses increased by approximately $1.0 million during the year ended December 31, 2024 as compared to the partial period from May 24, 2023 (commencement of operations) to December 31, 2023 due to the continued ramp of investment operations and deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in thousands)	December 31, 2024	December 31, 2023 (1)
Net realized gains (losses) on investments	$326	$1
Net change in unrealized appreciation (depreciation) of investments	853	1,246
Net realized and unrealized gains (losses)	$1,179	$1,247

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
We had net realized gains and unrealized appreciation which resulted in a net gain of approximately $1.2 million for the year ended December 31, 2024 as compared to the net realized gains and unrealized appreciation which resulted in a net gain of approximately $1.2 million for the period from May 24, 2023 (commencement of operations) to December 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the year ended December 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period, as well as by a realized gain upon sale of our investment in Virtusa Corporation. The net gain for the period from May 24, 2023 (commencement of operations) to December 31, 2023 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations, and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2024, our asset coverage ratio was 676.5%.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates. We expect closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. At December 31, 2024 and December 31, 2023 we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2024	December 31, 2023
Capital Commitments	$512.4	$211.2
Unfunded Capital Commitments	179.3	105.6
% of Capital Commitments funded	65.00%	50.00%
As of December 31, 2024 and December 31, 2023, our credit facilities consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $19.6 million and $19.9 million, respectively. Our cash used in operating activities for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023 was approximately $265.9 million and $83.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $78.0 million and $27.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2024 and December 31, 2023, we had commitment letters to purchase investments in the aggregate par amount of $13.5 million and $5.0 million, respectively, which could require funding in the future. As of December 31, 2024 and December 31, 2023 we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$58.0	$58.0	$—	$—	$—
Unsecured Management Company Revolver (2)	—	—	—	—	—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($58.0 million as of December 31, 2024) are due on BMO's demand within 15 business days or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, for material details on the BMO Subscription Line.
(2)Under the terms of the $10.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility ($0.0 million as of December 31, 2024) must be repaid on or before December 31, 2025. As of December 31, 2024, there was approximately $10.0 million of possible capacity remaining under the Unsecured Management Company Revolver. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings, for material details on the Unsecured Management Company Revolver.

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
Distributions and Dividends
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, total distributions declared were $19.6 million and $1.7 million, respectively, of which the distribution was comprised of approximately 97.19% and 99.62%, respectively, of ordinary income, 1.68% and 0.00%, respectively, of long-term capital gains and 1.13% and 0.38%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2024, approximately $0.6 million of indirect administrative expenses were included in administrative expenses, of which approximately $0.2 million were waived by the Administrator. As of December 31, 2024, $0.1 million of indirect administrative expenses included in payable to affiliates on the Statements of Assets, Liabilities and Members' Capital.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In September 2024, the Federal Reserve decreased interest rates by 0.50%. In December 2024, the Federal Reserve decreased interest rates by an additional 0.25% and held rates unchanged in January 2025. The Federal Reserve has indicated that it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of December 31, 2024, approximately 98.42% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.58% of our investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expenses, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver and BMO Subscription Line. For our Unsecured Management Company Revolver and BMO Subscription Line, we use the outstanding balance as of December 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(18.85)%
-150 Basis Points	(14.14)%
-100 Basis Points	(9.42)%
-50 Basis Points	(4.71)%
+50 Basis Points	4.71%
+100 Basis Points	9.42%
+150 Basis Points	14.14%
+200 Basis Points	18.85%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	72
Statements of Assets, Liabilities and Members' Capital as of December 31, 2024 and December 31, 2023	73
Statements of Operations for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	74
Statements of Changes in Members' Capital for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	75
Statements of Cash Flows for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	76
Schedule of Investments as of December 31, 2024	77
Schedule of Investments as of December 31, 2023	93
Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C	100

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statements of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), including the schedules of investments as of December 31, 2024 and 2023, the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, the financial highlights for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, cash flows and the financial highlights for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 5, 2025
We have served as the Company’s auditor since 2023.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $375,695 and $85,367, respectively)	$377,794	$86,613
Cash and cash equivalents	19,551	19,876
Interest and dividend receivable	2,446	687
Other assets	121	148
Total assets	$399,912	$107,324
Liabilities
Borrowings
BMO Subscription Line	58,000	—
Deferred financing costs (net of accumulated amortization of $334 and $68, respectively)	(88)	(144)
Net borrowings	57,912	(144)
Payable for unsettled securities purchased	4,837	—
Income based incentive fee payable	777	153
Management fee payable	705	120
Interest payable	390	66
Payable to affiliate	305	63
Accrued capital gains incentive fee	142	—
Accrued organizational and offering expenses	—	804
Other liabilities	502	432
Total liabilities	65,570	1,494
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 33,306,325 units and 10,560,000 issued and outstanding, respectively	332,573	105,445
Accumulated underdistributed earnings	1,769	385
Total members' capital	$334,342	$105,830
Total liabilities and members' capital	$399,912	$107,324
Members' capital per unit	$10.04	$10.02

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$24,211	$2,102
PIK interest income	841	154
Dividend income	55	—
Fee income	2,341	765
Total investment income	27,448	3,021
Expenses
Interest and other financing expenses	2,217	337
Income based incentive fee	2,187	153
Management fee	1,962	273
Administrative expenses	916	463
Professional fees	738	373
Organizational and offering expenses	158	1,084
Capital gains incentive fee	142	—
Other general and administrative expenses	115	78
Total expenses	8,435	2,761
Less: management fees waived (See Note 5)	(305)	(149)
Less: expenses waived (See Note 5)	(213)	(310)
Net expenses	7,917	2,302
Net investment income (loss)	19,531	719
Net realized gains (losses) on investments	326	1
Net change in unrealized appreciation (depreciation) of investments	853	1,246
Net realized and unrealized gains (losses)	1,179	1,247
Net increase (decrease) in members' capital resulting from operations	$20,710	$1,966
Earnings (loss) per unit (basic & diluted)	$1.01	$0.71
Weighted average common units outstanding - basic & diluted (See Note 11)	20,475,860	2,751,057

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Increase (decrease) in members' capital resulting from operations
Net investment income (loss)	$19,531	$719
Net realized gains (losses) on investments	326	1
Net change in unrealized appreciation (depreciation) of investments	853	1,246
Net increase (decrease) in members' capital resulting from operations	20,710	1,966
Capital transactions
Contributions	227,463	105,599
Placement fees	(16)	(13)
Distributions declared to unitholders from net investment income	(19,645)	(1,723)
Total net increase (decrease) in members' capital resulting from capital transactions	207,802	103,863
Net increase (decrease) in members' capital	228,512	105,829
Members' capital at the beginning of the period	105,830	1
Members' capital at the end of the period	$334,342	$105,830

Capital unit activity
Units issued	22,746,325	10,559,900

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Cash flows from operating activities
Net increase in members' capital resulting from operations	20,710	$1,966
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	(326)	(1)
Net change in unrealized (appreciation) depreciation of investments	(853)	(1,246)
Amortization of purchase discount	(904)	(144)
Amortization of deferred financing costs	266	68
Amortization of deferred offering costs	107	155
Non-cash investment income	(926)	(77)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(332,564)	(85,106)
Proceeds from sales and paydowns of investments	45,365	103
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	116	39
Cash paid for purchase of drawn portion of revolving credit facilities	(518)	(313)
Cash paid on drawn revolvers	(3,311)	(124)
Cash repayments on drawn revolvers	2,740	256
Interest and dividend receivable	(1,759)	(687)
Other assets	(77)	(44)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	4,837	—
Interest payable	324	66
Income based incentive fee payable	624	153
Accrual for capital gains incentive fee	142	—
Management fee payable	585	120
Accrued organizational and offering expenses	(804)	804
Payable to affiliates	242	63
Other liabilities	98	395
Net cash flows used in operating activities	(265,886)	(83,554)
Cash flows from financing activities
Distributions	(19,645)	(1,723)
Net proceeds from issuance of common units	227,463	105,599
Proceeds from BMO Subscription Line	173,700	36,500
Repayment of BMO Subscription Line	(115,700)	(36,500)
Proceeds from Unsecured Management Company Revolver	—	5,000
Repayment of Unsecured Management Company Revolver	—	(5,000)
Placement fees paid	(14)	(13)
Deferred offering costs paid	(2)	(259)
Deferred financing costs paid	(241)	(175)
Net cash flows provided by financing activities	265,561	103,429
Net increase in cash and cash equivalents	(325)	19,875
Cash and cash equivalents at the beginning of the period	19,876	1
Cash and cash equivalents at the end of the period	$19,551	$19,876

Supplemental disclosure of cash flow information
Cash interest paid	$1,275	$178
Non-cash financing activities:
Accrual for deferred credit facility costs	$5	$37
Accrual for placement fees	2	—

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.52%	11/2024	11/2031	$10,000	$9,951	$9,950	2.98%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)	+	6.75%	11.34%	05/2023	05/2027	9,947	9,127	9,947	2.97%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	7,823	7,820	7,823
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,260	1,257	1,260
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	481	480	481
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.28%	05/2024	07/2028	244	243	244
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	101	101	101
								9,909	9,901	9,909	2.96%
Diamondback Acquisition, Inc.
Software	First Lien(2)	SOFR(M)	+	5.50%	9.96%	10/2024	09/2028	9,188	9,143	9,188	2.75%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	5,266	5,255	5,266
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.44%	02/2024	10/2028	2,077	2,066	2,077
	First Lien(2)	SOFR(Q)	+	5.00%	9.50%	11/2024	10/2028	693	691	693
	First Lien(2)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	595	595	595
	First Lien(2)	SOFR(Q)	+	5.00%	9.56%	10/2023	10/2028	257	257	257
	First Lien(2)	SOFR(Q)	+	5.00%	9.50%	10/2023	10/2028	148	148	148
	First Lien(2)	SOFR(Q)	+	5.00%	9.55%	10/2023	10/2028	21	21	21
								9,057	9,033	9,057	2.71%
Coupa Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.84%	11/2024	02/2030	8,614	8,614	8,614	2.58%
Accession Risk Management Group, Inc.
Business Services	First Lien	SOFR(Q)	+	4.75%	9.32%	09/2024	11/2029	6,426	6,408	6,435
	First Lien	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	1,983	1,983	1,986
	First Lien	SOFR(Q)	+	4.75%	9.33%	08/2024	11/2029	182	182	182
								8,591	8,573	8,603	2.57%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.67%	03/2024	09/2028	7,579	7,547	7,579	2.27%
OEConnection LLC
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	04/2024	04/2031	7,348	7,314	7,348	2.20%
Model N, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	7,278	7,244	7,242	2.17%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	9.71%	10/2023	04/2029	7,242	7,053	7,146	2.14%
OA Buyer, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	4.75%	9.11%	06/2024	12/2028	7,112	7,096	7,112	2.13%
NC Topco, LLC
Software	First Lien(2)	SOFR(M)*	+	2.50% +2.75%/PIK	9.61%	08/2024	09/2031	7,126	7,092	7,090	2.12%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	10.38%	09/2023	08/2028	$6,981	$6,955	$6,928
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.34%	03/2024	08/2028	71	73	71
								7,052	7,028	6,999	2.09%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	5,883	5,877	5,883
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	07/2023	12/2029	1,112	1,100	1,112
								6,995	6,977	6,995	2.09%
Runway Bidco, LLC
Software	First Lien	SOFR(Q)	+	5.00%	9.33%	12/2024	12/2031	6,916	6,882	6,881	2.06%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(M)	+	5.25%	9.61%	09/2024	05/2029	4,516	4,516	4,516
	First Lien(2)	SOFR(M)	+	5.75%	10.11%	10/2023	05/2029	2,302	2,283	2,302
								6,818	6,799	6,818	2.04%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	3,179	3,176	3,179
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	2,137	2,133	2,137
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	183	183	183
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	65	65	65
								6,464	6,456	6,464	1.93%
Michael Baker International, LLC
Business Services	First Lien	SOFR(M)	+	4.75%	9.11%	05/2024	12/2028	6,426	6,433	6,450	1.93%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	5,938	5,929	5,938
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	391	390	391
								6,329	6,319	6,329	1.89%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	5,024	5,000	4,999
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	935	931	931
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	147	146	146
								6,106	6,077	6,076	1.82%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.11%	07/2024	07/2031	5,561	5,534	5,533
	First Lien(2)(3) - Drawn	SOFR(S)	+	4.75%	9.04%	07/2024	07/2031	488	486	486
								6,049	6,020	6,019	1.80%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	5,903	5,875	5,903	1.76%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	$4,556	$4,547	$4,556
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.11%	03/2024	11/2028	1,227	1,222	1,227
								5,783	5,769	5,783	1.73%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)*	+	2.88% +3.38%/PIK	10.63%	04/2024	04/2030	5,666	5,603	5,666	1.69%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.26%	06/2024	08/2029	3,558	3,559	3,558
	First Lien(2)	SOFR(Q)	+	6.00%	10.52%	09/2023	08/2029	1,947	1,940	1,947
								5,505	5,499	5,505	1.65%
Planview Parent, Inc.
Software	Second Lien	SOFR(Q)	+	5.75%	10.08%	06/2024	12/2028	5,315	5,301	5,302	1.59%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.86%	01/2024	05/2029	5,272	5,264	5,250	1.57%
YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.09%	06/2024	12/2030	5,230	5,230	5,230	1.56%
Superman Holdings, LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.86%	08/2024	08/2031	5,036	5,023	5,023	1.50%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2023	10/2030	2,535	2,512	2,535
	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2024	10/2030	2,460	2,454	2,460
								4,995	4,966	4,995	1.49%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.72%	05/2024	07/2028	4,962	4,956	4,913	1.47%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.30%	10/2024	11/2029	4,971	4,911	4,909	1.47%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	8.60%	06/2024	08/2028	4,967	4,890	4,868	1.46%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2023	06/2029	4,667	4,654	4,667	1.40%
Syndigo LLC
Software	Second Lien(2)	SOFR(Q)	+	8.00%	12.89%	06/2024	12/2028	2,593	2,513	2,593
	First Lien	SOFR(Q)	+	4.50%	9.28%	08/2023	12/2027	1,969	1,882	1,975
								4,562	4,395	4,568	1.37%
MRI Software LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	10/2024	02/2027	2,420	2,403	2,420
	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	1,887	1,881	1,887
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	02/2027	59	58	59
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	18	18	18
								4,384	4,360	4,384	1.31%
Icefall Parent, Inc.
Software	First Lien(2)	SOFR(M)	+	6.50%	10.86%	01/2024	01/2030	4,348	4,310	4,348	1.30%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	9.72%	03/2024	09/2027	$4,171	$4,171	$4,171
	First Lien(2)(3) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	67	67	67
								4,238	4,238	4,238	1.27%
QBS Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.27%	11/2024	11/2031	4,240	4,230	4,229	1.26%
Optimizely North America Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	10/2024	10/2031	4,000	3,980	3,980	1.19%
Park Place Technologies, LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.61%	07/2024	03/2031	3,827	3,818	3,817
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.80%	07/2024	03/2030	129	129	129
								3,956	3,947	3,946	1.18%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.60%	12/2023	12/2030	2,038	2,020	2,038
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.74%	12/2023	12/2030	1,872	1,856	1,872
								3,910	3,876	3,910	1.17%
ComPsych Investments Corp.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.38%	07/2024	07/2031	3,881	3,872	3,872	1.16%
GraphPAD Software, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	3,666	3,657	3,656
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	92	91	91
								3,758	3,748	3,747	1.12%
Diligent Corporation
Software	First Lien(2)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	3,137	3,126	3,137
	First Lien(2)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	538	536	538
								3,675	3,662	3,675	1.10%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.64%	09/2023	09/2029	3,600	3,564	3,600	1.08%
Kaseya Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	3,222	3,197	3,222
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	246	243	246
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.83%	11/2023	06/2029	49	48	49
	First Lien(2)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	12	12	12
								3,529	3,500	3,529	1.06%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	3,258	3,242	3,242
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	244	243	243
								3,502	3,485	3,485	1.04%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)	SOFR(Q)*	+	2.75% +2.75%/PIK	10.02%	08/2024	08/2031	$3,359	$3,327	$3,325
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.41%	08/2024	08/2030	39	39	39
								3,398	3,366	3,364	1.01%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	3,219	3,219	3,219	0.96%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.08%	12/2023	04/2029	3,151	3,111	3,151	0.94%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	10.36%	10/2023	11/2030	2,944	2,918	2,944	0.88%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(2)	SOFR(M)	+	4.75%	9.26%	09/2024	09/2031	2,764	2,751	2,750	0.82%
Oranje Holdco, Inc.
Education	First Lien(2)	SOFR(Q)	+	7.25%	11.82%	06/2024	02/2029	2,727	2,703	2,727	0.82%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	2,506	2,507	2,506
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	202	198	202
								2,708	2,705	2,708	0.81%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	2,644	2,626	2,644
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	6	6	6
								2,650	2,632	2,650	0.79%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.71%	11/2023	12/2027	2,522	2,503	2,522	0.75%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.17%	02/2024	02/2030	2,464	2,436	2,464	0.74%
Adelaide Borrower, LLC**
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.58%	05/2024	05/2030	2,349	2,328	2,349	0.70%
Pushpay USA Inc.**
Software	First Lien	SOFR(Q)	+	4.50%	8.83%	08/2024	08/2031	2,255	2,234	2,275	0.68%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.21%	07/2023	10/2030	1,824	1,823	1,824
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	385	383	385
								2,209	2,206	2,209	0.66%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	1,938	1,930	1,938
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.00%	01/2024	02/2031	252	250	252
								2,190	2,180	2,190	0.66%
Nielsen Consumer Inc.**
Business Services	First Lien	SOFR(M)	+	4.75%	9.11%	06/2024	03/2028	2,156	2,124	2,151	0.64%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	2,166	2,151	2,150	0.64%
LogRhythm, Inc.
Software	First Lien(2)	SOFR(M)	+	7.50%	11.86%	07/2024	07/2029	2,098	2,069	2,098	0.63%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.61%	06/2023	12/2027	$1,965	$1,929	$1,965	0.59%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	9.11%	05/2024	03/2031	1,990	1,992	1,963	0.59%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.90%	06/2023	12/2027	1,960	1,805	1,960	0.59%
Databricks, Inc.
Software	First Lien	SOFR(Q)	+	4.50%	8.83%	12/2024	01/2031	1,933	1,924	1,923	0.58%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2027	1,807	1,793	1,807
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	10/2024	12/2027	57	56	57
								1,864	1,849	1,864	0.56%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.84%	02/2024	02/2031	1,755	1,739	1,755
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.59%	02/2024	02/2031	81	80	81
								1,836	1,819	1,836	0.55%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	1,729	1,729	1,729
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	74	74	74
								1,803	1,803	1,803	0.54%
Xactly Corporation
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.86%	07/2024	07/2027	1,787	1,787	1,767	0.53%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.75%	10.27%	11/2023	11/2030	1,747	1,736	1,747	0.52%
Foreside Financial Group, LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	1,210	1,209	1,210
	First Lien(2)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	511	511	511
								1,721	1,720	1,721	0.51%
CB Buyer, Inc.
Software	First Lien(2)	SOFR(M)	+	5.25%	9.61%	07/2024	07/2031	1,654	1,646	1,646	0.49%
More cowbell II LLC
Business Services	First Lien(2)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	1,554	1,544	1,554
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.00%	9.33%	08/2023	09/2029	89	89	89
								1,643	1,633	1,643	0.49%
Project Accelerate Parent, LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	9.61%	02/2024	02/2031	1,604	1,596	1,604	0.48%
Javelin Buyer, Inc.
Software	Second Lien(2)	SOFR(Q)	+	5.25%	9.69%	10/2024	12/2032	1,530	1,523	1,522	0.46%
Avalara, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.58%	01/2024	10/2028	1,515	1,515	1,515	0.45%
Disco Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.50%	12.01%	10/2024	03/2029	1,514	1,500	1,514	0.45%
Galway Borrower LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	903	890	894
	First Lien(2)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	545	542	540
								1,448	1,432	1,434	0.43%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	1,311	1,302	1,311	0.39%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.57%	11/2024	11/2031	$1,244	$1,234	$1,234
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.46%	11/2024	11/2031	58	58	58
								1,302	1,292	1,292	0.39%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	919	910	919
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	313	310	313
								1,232	1,220	1,232	0.37%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)	SOFR(S)	+	5.25%	9.63%	06/2023	06/2028	970	964	970	0.29%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.23%	09/2024	12/2027	919	910	919	0.27%
TigerConnect, Inc.
Healthcare	First Lien(2)	SOFR(S)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	553	549	553	0.17%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.61%	05/2024	10/2029	525	523	525	0.16%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.41%	10/2023	08/2027	449	446	449	0.13%
Calabrio, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.01%	01/2024	04/2027	240	238	240	0.07%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	234	232	234	0.07%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.42%	11/2023	03/2028	111	111	108	0.03%
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.37%	07/2024	10/2028	28	27	28	0.01%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.36%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$373,368	$370,455	$372,559	111.44%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.63%	12/2023	12/2029	$671	$665	$671	0.20%
Total Funded Debt Investments - Australia								$671	$665	$671	0.20%
Total Funded Debt Investments								$374,039	$371,120	$373,230	111.64%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$472	$472	$472	0.14%
Total Structured Finance Obligations - United States								$472	$472	$472	0.14%
Equity - United States
HIG Intermediate, Inc. (6)
Business Services	Preferred Shares	FIXED(Q)*		11.00%/PIK	11.00%	12/2024	—	3,443	$3,417	$3,417	1.02%
Eclipse Topco, Inc. (5)
Software	Preferred Shares(2)	FIXED(S)*	+	12.50%/PIK	12.50%	09/2024	—	74	759	759	0.23%
FS WhiteWater Holdings, LLC (7)
Consumer Services	Preferred Shares(2)	FIXED(A)*	+	20.00%/PIK	20.00%	10/2024	—	330	43	43	0.01%
Total Shares - United States									$4,219	$4,219	1.26%
Total Shares									$4,219	$4,219	1.26%
Total Funded Investments									$375,811	$377,921	113.04%
Unfunded Debt Investments - United States
Accession Risk Management Group, Inc.
Business Services	First Lien(3) - Undrawn	—		—	—	08/2024	08/2026	$1,022	$(2)	$1
	First Lien(3) - Undrawn	—		—	—	08/2024	11/2029	134	—	—
								1,156	(2)	1	0.00%
HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,011	—	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Undrawn	—		—	—	10/2024	10/2026	2,826	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—		—	—	11/2024	09/2028	744	(4)	—	—%
Avalara, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	01/2024	10/2028	152	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	1,941	—	—
	First Lien(2)(3) - Undrawn	—		—	—	10/2024	09/2027	100	—	—
								2,041	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,175	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	1,219	—	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	06/2025	$237	$—	$—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2025	843	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,539	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2030	464	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	663	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	10/2028	138	(1)	—
							801	(1)	—	—%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(3)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	07/2025	45	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,390	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2029	353	(1)	—
							1,788	(1)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	445	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	10/2029	225	—	—
							670	—	—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2026	199	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	195	(1)	—
							394	(1)	—	—%
Project Accelerate Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	230	(1)	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	816	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2028	165	(1)	—
							981	(1)	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—
							620	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	$295	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(1)	—
							458	(1)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	133	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	197	(1)	—
							330	(1)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	289	(1)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	709	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	691	(1)	—
							1,400	(1)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	699	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	—
							933	(2)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	197	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	253	(2)	—
							838	(2)	—	—%
Adelaide Borrower, LLC**
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	524	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	333	(3)	—
							857	(3)	—	—%
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(3)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	388	(3)	—
							776	(3)	—	—%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(4)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OEConnection LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	$1,282	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2031	801	(4)	—
							2,083	(4)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,523	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	66	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	440	(4)	—
							2,029	(4)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(5)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(7)	—	—%
Databricks, Inc.
Software	First Lien(3) - Undrawn	—	—	—	12/2024	07/2026	430	—	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	457	—	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2024	12/2025	22	—	—	—%
Coupa Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	08/2025	773	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	02/2029	592	—	—
							1,365	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2023	04/2025	555	—	—	—%
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	3,096	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(8)	—
							3,870	(8)	—	—%
Kaseya Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2029	144	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2025	939	—	—
							1,083	(1)	—	—%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	133	(1)	—
							304	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	$286	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	340	—	—
							626	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2026	2,978	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	12/2027	140	(1)	—
							3,118	(1)	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2026	557	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	303	(2)	—
							860	(2)	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	244	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	506	—	—
							750	—	—	—%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(2)	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	359	(1)	—
							897	(3)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	200	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,179	—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2026	497	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	149	(1)	(1)
							646	(1)	(1)	(0.00)%
QBS Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	448	(1)	(1)	(0.00)%
Xactly Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	154	—	(2)	(0.00)%
Optimizely North America Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2031	375	(2)	(2)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	05/2029	482	(1)	(2)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	$285	$(2)	$(2)	(0.00)%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2024	09/2026	468	—	(2)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	03/2030	321	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	09/2025	601	(1)	(2)
							922	(2)	(3)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,111	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	111	(1)	(3)
							1,222	(1)	(3)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	1,111	—	(3)	(0.00)%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	345	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	827	(2)	(2)
							1,172	(3)	(3)	(0.00)%
CB Buyer, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	182	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	467	—	(2)
							649	(1)	(3)	(0.00)%
Runway Bidco, LLC
Software	First Lien(3) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	—
	First Lien(3) - Undrawn	—	—	—	12/2024	12/2031	859	(4)	(4)
							2,577	(4)	(4)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	299	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	815	—	(4)
							1,114	(1)	(5)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2026	327	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	458	(3)	(3)
							785	(3)	(5)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Superman Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	$726	$(2)	$(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,639	—	(4)
							2,365	(2)	(6)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	196	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2030	353	(4)	(4)
							549	(4)	(6)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	618	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	1,366	—	(7)
							1,984	(3)	(10)	(0.00)%
Model N, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	794	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	(8)
							2,283	(4)	(12)	(0.01)%
NC Topco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2031	814	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,036	—	(10)
							2,850	(4)	(14)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	955	(5)	(5)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,018	—	(10)
							2,973	(5)	(15)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	(24)	(0.01)%
Total Unfunded Debt Investments - United States							$77,979	$(116)	$(127)	(0.04)%
Total Unfunded Debt Investments							$77,979	$(116)	$(127)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$375,695	$377,794	113.00%
Total Investments								$375,695	$377,794	113.00%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2024.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)
(5) The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc.
(6)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(7)The Company holds preferred equity in FS WhiteWater Holdings, LLC and a first lien term loan in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC.
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, 2.60% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	95.81%
Second lien	2.49%
Subordinated	0.46%
Structured finance obligations	0.12%
Equity and other	1.12%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	47.23%
Business Services	27.29%
Healthcare	8.66%
Financial Services	5.71%
Education	3.90%
Consumer Services	3.16%
Food & Beverage	2.63%
Packaging	1.30%
Investment Fund	0.12%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.46%
Fixed rates	1.54%
Total investments	100.00%

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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C.
December 31, 2024
(in thousands, except unit data)

Note 1. Formation and Business Purpose
New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), formerly known as New Mountain Guardian IV Unlevered BDC, L.L.C., is a Delaware limited liability company formed on November 4, 2022. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C. is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with over $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units will be offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). The Company expects closings of the Private Offering will occur, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement, as amended and restated on July 10, 2023, (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. The Company may accept and draw down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities on May 24, 2023. The "Investment Period" began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period. The term of the Company is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
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
As of December 31, 2024, the Company's top five industry concentrations were software, business services, healthcare, financial services and education.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
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
December 31, 2024
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2024 and December 31, 2023.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company recognized PIK interest from investments of approximately $841 and $154, respectively, and PIK dividends from investments of $55 and $0, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of December 31, 2024 and December 31, 2023, no investments were on non-accrual status.
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees, amendment fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
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
Deferred offering costs—The Company's deferred offering costs consist of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company's Statements of Assets, Liabilities and Members' Capital until amortized.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its unitholders.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2024. The 2023 tax year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
December 31, 2024
(in thousands, except unit data)
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Statements of Operations.
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
Note 3. Investments
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$359,930	$361,945
Second lien	9,337	9,417
Subordinated	1,737	1,741
Structured finance obligations	472	472
Equity and other	4,219	4,219
Total investments	$375,695	$377,794

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$177,698	$178,395
Business Services	102,830	103,117
Healthcare	32,558	32,706
Financial Services	21,538	21,570
Education	14,646	14,741
Consumer Services	11,870	11,933
Food & Beverage	9,127	9,947
Packaging	4,956	4,913
Investment Fund	472	472
Total investments	$375,695	$377,794

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
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
December 31, 2024
(in thousands, except unit data)
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$361,945	$—	$40,345	$321,600
Second lien	9,417	—	5,302	4,115
Subordinated	1,741	—	—	1,741
Structured finance obligations	472	—	472	—
Equity and other	4,219	—	—	4,219
Total investments	$377,794	$—	$46,119	$331,675

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$83,830	$—	$8,465	$75,365
Second lien	752	—	—	752
Subordinated	2,031	—	2,031	—
Total investments	$86,613	$—	$10,496	$76,117
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$76,117	$75,365	$752	$—	$—
Total gains or losses included in earnings:
Net realized (losses) gains on investments	5	5	—	—	—
Net change in unrealized appreciation (depreciation) of investments	1,701	1,588	109	4	—
Purchases, including capitalized PIK and revolver fundings	294,832	284,847	4,029	1,737	4,219
Proceeds from sales and paydowns of investments	(41,604)	(40,829)	(775)	—	—
Transfers into Level III (1)	2,975	2,975	—	—	—
Transfers out of Level III (1)	(2,351)	(2,351)	—	—	—
Fair value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$4,219
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,544	$1,455	$85	$4	$—

(1)As of December 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2024 and December 31, 2023, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2024 and December 31, 2023, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2024 were as follows:

				Range
Type	Fair Value as of December 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$312,800	Market & income approach	EBITDA multiple	8.5x	35.0x	16.8x
			Revenue multiple	3.0x	13.0x	8.9x
			Discount rate	6.8%	12.7%	9.2%
	8,800	Other	N/A (2)	N/A	N/A	N/A
Second lien	4,115	Market & income approach	Discount rate	9.9%	10.2%	10.1%
Subordinated	1,741	Market & income approach	EBITDA multiple	14.5x	15.5x	15.0x
			Discount rate	14.6%	14.6%	14.6%
Equity and other	802	Market & income approach	EBITDA multiple	12.0x	18.0x	16.3x
			Discount rate	13.5%	13.5%	13.5%
	3,417	Other	N/A (2)	N/A	N/A	N/A
	$331,675

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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
The following are the principal amounts and fair values of the Company's borrowings as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, there was no balance outstanding under the Unsecured Management Company Revolver. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$58,000	$58,273	$—	$—
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on December 14, 2022. The Investment Management Agreement initially had a term of two years which began on December 14, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Investment Management Agreement was most recently re-approved by the Company's board of directors on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.375% through May 31, 2024). Because the one year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
December 31, 2024
(in thousands, except unit data)
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
For the year ended December 31, 2024, incentive fees waived were under $1 thousand. For the period from May 24, 2023 (commencement of operations) to December 31, 2023, there were no incentive fees waived. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
December 31, 2024
(in thousands, except unit data)
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
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than such cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $500,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $500,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the A&R LLC Agreement) incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap as defined in the A&R LLC Agreement), (iv) Placement Fees (as defined in the A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, there have been no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Management fee	$1,962	$273
Less: management fee waiver	(305)	(149)
Net management fee	1,657	124
Incentive fee, excluding accrued incentive fees on capital gains	2,187	153
Accrued capital gains incentive fee	142	—

(1)For the year ended December 31, 2023, amounts represent the period from June 29, 2023 (entry into the Loan Authorization Agreement) to December 31, 2023.
As of December 31, 2024 and December 31, 2023, $142 and $0, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, approximately $571 and $340, respectively, of indirect administrative expenses were included in administrative expenses, of which $213 and $310, respectively, were waived by the Administrator. As of December 31, 2024 and December 31, 2023, $147 and $0, respectively, of indirect administrative expenses included in payable to affiliates.
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
December 31, 2024
(in thousands, except unit data)
Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. On October 8, 2019, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with its affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the directors who are not "interested persons" of the Company (as defined in Section 2(a)(19) of the 1940 Act) (the "Independent Directors"), make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its unitholders and do not involve overreaching in respect of the Company or its unitholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company's unitholders and is consistent with its then-current investment objective and strategies.
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
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, between the Company, as the borrower, and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as the lender (the "Uncommitted Revolving Loan Agreement"), is structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver is December 31, 2025 and the maximum facility amount is $10,000. The Unsecured Management Company Revolver generally bears interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). For the year ended December 31, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $7, respectively. For the period from May 24, 2023 (commencement of operations) to December 31, 2023, interest expense and amortization of financing costs incurred on the

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Unsecured Management Company Revolver were $19 and $3, respectively. The weighted average interest rate and effective interest rate on the Unsecured Management Company Revolver for the period from May 24, 2023 (commencement of operations) to December 31, 2023 were 7.0% and 8.1%, respectively.
As of December 31, 2024 and December 31, 2023, there was no outstanding balance under the Unsecured Management Company Revolver.
BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, and most recently amended on April 12, 2024, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $125,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) six months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%. The BMO Subscription Line also charges an annual administrative fee, based on the Amount of Maximum Credit then in effect (as defined in the Loan Authorization Agreement).
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Interest expense	$1,600	$224
Administrative fees	352	25
Amortization of financing costs	258	65
Weighted average interest rate	7.9%	8.3%
Effective interest rate	10.9%	10.7%
Average debt outstanding	$20,331	$5,333

(1)For the year ended December 31, 2023, amounts represent the period from June 29, 2023 (entry into the Loan Authorization Agreement) to December 31, 2023.
As of December 31, 2024 and December 31, 2023, the outstanding balance on the BMO Subscription Line was $58,000 and $0, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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
December 31, 2024
(in thousands, except unit data)
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $21,164, no outstanding bridge financing commitments and other future funding commitments of $56,815. As of December 31, 2023, the Company had unfunded commitments on revolving credit facilities of $3,979, no outstanding bridge financing commitments, and other future funding commitments of $23,198. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedule of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of December 31, 2024 and December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2024 and December 31, 2023, the Company had commitment letters to purchase investments in the aggregate par amount of $13,473 and $5,003, respectively, which could require funding in the future.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2024:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 2, 2024	May 21, 2024	13,965,250	$139,653
September 16, 2024	September 30, 2024	4,905,050	49,050
December 6, 2024	December 20, 2024	2,452,525	24,525
December 20, 2024	December 31, 2024	1,423,500	14,235
		22,746,325	$227,463
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from November 4, 2022 (inception) to December 31, 2023:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 16, 2023	May 16, 2023	100	$1
May 31, 2023	June 14, 2023	1,049,900	10,499
September 15, 2023	September 29, 2023	1,170,000	11,700
October 17, 2023	October 31, 2023	3,330,000	33,300
October 25, 2023	November 8, 2023	1,337,500	13,375
December 18, 2023	December 29, 2023	3,672,500	36,725
		10,560,000	$105,600
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
May 16, 2024	May 20, 2024	July 19, 2024	0.153
June 25, 2024	June 27, 2024	July 19, 2024	0.087
September 23, 2024	September 27, 2024	October 18, 2024	0.242
December 12, 2024	December 27, 2024	December 30, 2024	0.222
			$0.977
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Undistributed net investment income	$335	$155
Distributions in excess of net realized gains	—	—
Contributed capital	(335)	(155)

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023 was estimated to be as follows:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Ordinary income	$19,092	$1,717
Capital gains	331	—
Return of capital	222	6
Total	$19,645	$1,723

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
As of December 31, 2024 and December 31, 2023, the costs of investments for the Company for U.S. federal income tax purposes were $375,086 and $85,250, respectively.

	As of
	December 31, 2024	December 31, 2023
Tax cost	$375,086	$85,250
Gross unrealized appreciation on investments	109,317	1,443
Gross unrealized depreciation on investments	(106,609)	(80)
Total investments at fair value	$377,794	$86,613
As of December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
For the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Accumulated capital loss carryforwards	$—	$(11)
Other temporary differences	(941)	(966)
Undistributed ordinary income	—	—
Unrealized depreciation	2,710	1,362
Total	$1,769	$385

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2024, the Company does not expect to incur any excise taxes. For the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Distributions per share	$0.977	$0.452
Ordinary dividends(2)	97.19%	99.62%
Long-term capital gains	1.68%	—%
Qualified dividend income	—%	—%
Dividends received deduction	—%	—%
Interest-related dividends(3)	87.85%	—%
Qualified short-term capital gains(3)	—%	—%
Return of capital	1.13%	0.38%

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
(2)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(3)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the year ended December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$20,710	$1,966
Denominator for basic & diluted weighted average unit:	20,475,860	2,751,057
Basic & diluted earnings per unit:	$1.01	$0.71

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023.

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Per unit data(2):
Members' capital, December 31, 2023 and May 24, 2023 (commencement of operations), respectively	$10.02	$10.00
Net investment income (loss)	0.95	0.26
Net realized and unrealized gains (losses)	0.06	0.45
Total net increase (decrease)	1.01	0.71
Net increase (decrease) in members' capital from capital transactions	(0.01)	(0.24)
Distributions declared to unitholders from net investment income	(0.98)	(0.45)
Members' capital, December 31, 2024 and December 31, 2023, respectively	$10.04	$10.02
Total return based on members' capital(3)	10.31%	4.84%
Units outstanding at end of period	33,306,325	10,560,000
Average weighted Units outstanding for the period	20,475,860	2,751,057
Average members' capital for the period	$205,321	$27,134
Ratio to average members' capital:
Net investment income (loss)(4)	9.51%	6.93%
Total expenses, before waivers(4)	4.11%	14.15%
Total expenses, net of waivers(4)	3.86%	11.37%

Average debt outstanding—Unsecured Management Company Revolver	$—	$521
Average debt outstanding—BMO Subscription Line	$20,331	$5,333
Asset coverage ratio(5)	676.45%	N/A
Portfolio turnover	23.83%	0.80%

Capital Commitments	$512,405	$211,200
Funded Capital Commitments	$333,063	$105,600
% of Capital Commitments funded	65.00%	50.00%

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
(2)Per unit data is based on weighted average units outstanding for the respective period (except for distributions declared to unitholders, which are based on actual rate per unit).
(3)Total return is calculated assuming a purchase price at members' capital per Unit on the first day of the year and a sale at members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at members' capital per Unit on the last day of the respective quarter.
(4)Annualized for the period from May 24, 2023 (commencement of operations) to December 31, 2023, except organizational and offering costs.
(5)N/A - As of December 31, 2023, there was no outstanding balance under the BMO Subscription Line or Unsecured Management Company Revolver.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2024
(in thousands, except unit data)
Note 13. Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in unitholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying balance sheet as “total assets” and the significant segment expenses are listed on the accompanying statement of operations.
Note 15. Subsequent Events
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

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to our assets: (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2024.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    None.
(b)    For the fiscal quarter ended December 31, 2024, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

Name	Age	Position(s)	Director Since
Independent Directors
Alfred F. Hurley, Jr.	70	Director	2022
David Ogens	60	Director	2022
Rome G. Arnold III	69	Director	2022
Interested Directors
John R. Kline	49	Chairman of the Board of Directors, President and Chief Executive Officer	2022
Adam B. Weinstein	45	Director, Executive Vice President	2022
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	46	Chief Compliance Officer	2022
Laura C. Holson	39	Chief Operating Officer	2022
Kris Corbett	49	Chief Financial Officer and Treasurer	2023
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

Independent Directors
Alfred F. Hurley, Jr. has been our director since 2022. He has also served as a director of NMFC since 2010, NMF SLF I, Inc. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Hurley was a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. From 2016 to 2020, Mr. Hurley served as a director of The Stars Group Inc., a publicly listed technology gaming company, where he served as Lead Director, Chairman of the Compensation Committee, and as a member of the Audit Committee. Following the closing in 2020 of the merger between Flutter Entertainment and The Stars Group, Inc., Mr. Hurley joined the board of Flutter Entertainment, where he is currently a member of the Remuneration and Nominating Committees. Since 2017, Mr. Hurley has served as a director of Ligado Networks where he serves as the Voting Proxy for the Fortress Investment Group and is a member of the Audit Committee. Since 2018, Mr. Hurley has served as Chairman of TSI Holdings, Inc. Mr. Hurley is a member of TSI’s Audit Committee and is Chairman of the Compensation Committee. Since 2014, Mr. Hurley has been the sole member of a consulting business, Alfred F. Hurley, Jr. & Company, LLC. From 2013 to 2020, Mr. Hurley was a member of the board of directors of Datasite, where he served as Chairman of the Compensation and Human Resources Committee and as a member of the Audit Committee until the sale of the company in 2020. Furthermore, Mr. Hurley served as Vice Chairman at Emigrant Bank and Emigrant Bancorp (collectively, the "Bank") from 2007 and 2009, respectively, until 2012. He also served as a Consultant to the Bank during 2013. In addition, Mr. Hurley served as Chairman of the Bank's Credit and Risk Management Committee from 2008 to 2012 and as Acting Chief Risk Officer from 2009 to 2012. Before joining the Bank, Mr. Hurley was the Chief Executive Officer of M. Safra & Co., a private money management firm, from 2004 to 2007. Prior to joining M. Safra & Co., Mr. Hurley worked at Merrill Lynch ("ML") from 1976 to 2004. His most recent management positions included serving as Senior Vice President of ML & Co. and Head of Global Private Equity Investing, Managing Director and Head of Japan Investment Banking and Capital Markets, Managing Director and Co-Head of the Global Manufacturing and Services Group, and Managing Director and Head of the Global Automotive Aerospace and Transportation Group. As part of the management duties described above, he was a member of the Corporate and Institutional Client Group ("CICG") Executive Committee which had global responsibility for the firm’s equity, debt, investment banking and private equity businesses, a member of the Japan CICG Executive Committee, and a member of the Global Investment Banking Management and Operating Group Committees. Mr. Hurley graduated from Princeton University with a Bachelor of Arts ("B.A" or "A.B.") in History, cum laude.
Mr. Hurley brings his experience in risk management as well as his experience in the banking and money management industries to our Board. This background positions Mr. Hurley well to serve as our director.
David Ogens has been our director since 2022. He has also served as a director of NMFC since 2010, New Mountain Guardian IV BDC, L.L.C. since 2022, and NMF SLF I, Inc. since 2019. Mr. Ogens was a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Mr. Ogens served as the President and a Director of Med Inc. from 2011 to 2023, a company that provided complex rehabilitation services to patients with serious neuromuscular and respiratory diseases. Previously, Mr. Ogens served as Senior Managing Director and Head of Investment Banking at Leerink Swann LLC, a specialized healthcare investment bank focused on emerging growth healthcare companies, from 2005 to 2009. Prior to serving at Leerink Swann LLC, Mr. Ogens was Chairman and Co-Founder of SCS Financial Services, LLC, a private wealth management firm. Before co-founding SCS Financial Services, LLC in 2002, Mr. Ogens was a Managing Director in the Investment Banking Division of Goldman Sachs & Co, where he served as a senior investment banker and a head of the High Technology Investment Banking Group. Mr. Ogens received his B.A. and M.B.A. from the University of Virginia.
Mr. Ogens brings his experience in wealth management and investment banking, including experience with debt issuances, as well as industry-specific expertise in the healthcare industry to our Board. This background positions Mr. Ogens well to serve as our director.
 Rome G. Arnold III has been our director since 2022. He has also served as a director of NMFC since 2017 and New Mountain Guardian IV BDC, L.L.C. since 2022. Mr. Arnold was a director of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. From 2017 until 2023, Mr. Arnold served as a Senior Advisor at Rose and Co., a financial-technology startup company with a focus on digital media. From 2012 through 2016, Mr. Arnold was a Managing Director at UBS Securities in their Energy Group, serving as the Head of Oil Field Services. He received his M.B.A. from Harvard Business School, with High Distinction (Baker Scholar). Mr. Arnold received his B.A., cum laude, in Psychology and History of Art from Yale College.
Mr. Arnold brings his extensive experience in investment banking generally, with detailed knowledge of the energy industry specifically to the work of our Board of Directors. His knowledge and experience positions Mr. Arnold well to serve as one of our directors.
Interested Directors
 John R. Kline has been our Chief Executive Officer ("CEO") since 2023 and our President and Chairman of the Board since 2022. Mr. Kline has also served as CEO of NMFC, NMF SLF I, Inc. and New Mountain Guardian IV BDC, L.L.C. since 2023. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since 2019, the Chairman of the Board of NMF SLF I, Inc. since 2019 and New Mountain Guardian IV BDC, L.L.C. since 2022. He also serves as CEO and a trustee of New Mountain Private Credit Fund since 2024. Mr. Kline served as the Chairman of the Board and President of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024 and as the CEO of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. He previously served as Chief Operating Officer of NMFC, New Mountain Guardian III BDC, L.L.C. and NMF SLF I, Inc. from 2019 to 2022. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our director and has served as our Executive Vice President ("EVP") since 2022. Mr. Weinstein also serves as a Managing Director and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as EVP, Chief Administrative Officer and director of NMFC and New Mountain Guardian IV BDC, L.L.C., and EVP of NMF SLF I, Inc. He also serves as a trustee of New Mountain Private Credit Fund since 2024. Mr. Weinstein served as a director and EVP of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Mr. Weinstein brings his industry-specific expertise and background in accounting to our board of directors. This background positions Mr. Weinstein well to serve as our director.
Executive Officers Who Are Not Directors
Joseph W. Hartswell has been our Chief Compliance Officer ("CCO") since 2022. He has also served as CCO of NMFC, NMF SLF I, Inc. and New Mountain Guardian IV BDC, L.L.C. since 2022, and New Mountain Private Credit Fund since 2024. Mr. Hartswell served as the CCO of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Since 2015, Mr. Hartswell has served as a Managing Director and the CCO of New Mountain Capital. Prior to New Mountain, Mr. Hartswell was the CCO for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy CCO for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated CCO for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
Laura C. Holson has been our Chief Operating Officer ("COO") since 2022. Ms. Holson has also served as COO of NMFC, NMF SLF I, Inc. and New Mountain Guardian IV BDC, L.L.C. since 2022, and New Mountain Private Credit Fund since 2024. Ms. Holson served as the COO of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. From 2017 until 2021, Ms. Holson served as Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Kris Corbett has been our Chief Financial Officer ("CFO") and Treasurer since 2023. Mr. Corbett has also served as CFO and Treasurer of NMFC, New Mountain Guardian IV BDC, L.L.C. and NMF SLF I, Inc. since 2023, and New Mountain Private Credit Fund since 2024. Mr. Corbett served as the CFO and Treasurer of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. Mr. Corbett previously served as a Senior Vice President, Controller and Treasurer of both Blackstone Private Credit Fund and Blackstone Secured Lending Fund. Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management and Ziff Brothers Investments. He began his career in public accounting at Pricewaterhouse Coopers LLP. Mr. Corbett received a Bachelor of Business Administration in Accounting from University of Massachusetts and is a Certified Public Accountant in the state of New York and a CFA charterholder.

Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.
The Board met four times during the fiscal year ended December 31, 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
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
None of our executive officers receive direct compensation from us. We reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our CFO and CCO, and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Management Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$9,000	$—	$9,000
David Ogens	$10,000	$—	$10,000
Rome G. Arnold III	$10,625	$—	$10,625

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
Each of our Independent Directors receive an annual retainer fee of $5,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2024, out-of-pocket expenses reimbursed were $160.
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
Compensation Committee Interlocks and Insider Participation
During fiscal year 2024, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of our Board participated in deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 5, 2025, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 33,306,325 Units outstanding as of March 5, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian IV Income Fund, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
Alfred F. Hurley, Jr.	—	—	—%
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Kris Corbett	—	—	—%
Laura C. Holson	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian IV Income Rated Feeder II, Ltd.(1)	Record	19,500,000	58.55%
Caisse de retraite d'Hydro-Québec(2)	Record	6,500,000	19.52%
Suva(3)	Record	4,972,500	14.93%

(1)The address of New Mountain Guardian IV Income Rated Feeder II, Ltd. is 1633 Broadway, 48th Floor, New York, NY 10019.
(2)The address of Caisse de retraite d'Hydro-Québec is 75 Rene-Levesque Blvd West, 5th Floor, Montreal (Quebec) H2Z 1A4 Canada.
(3)The address of Suva is Fluhmattstrasse 1 Postfach 4358, 6002 Luzern, Switzerland. The number of units in the table above reflects the units owned by both Suva and Pensionskasse Suva as set forth in the latest Schedule 13G/A filed on January 27, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons
Investment Management Agreement; Administration Agreement
We have entered into the Investment Management Agreement with our Investment Adviser pursuant to which we pay management fees and incentive fees to the Investment Adviser, and we have entered into the Administration Agreement with the Administrator pursuant to which we make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Investment Management Agreement and the Administration Agreement were most recently re-approved by our board of directors on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025.
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
In particular, we will only be able to participate in co-investment opportunities in accordance with the terms of the Exemptive Order or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forego certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.
Where the terms of the Exemptive Order are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, us or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enter into a transaction on behalf of, or provide an opportunity to, another account or us if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.

Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and the conditions of the Exemptive Order, offer one or more unitholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual unitholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no unitholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular unitholders or vehicles in which unitholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended
	December 31, 2024	December 31, 2023 (1)
Audit Fees	$115,000	$70,000
Audit-Related Fees	—	10,000
Tax Fees	36,700	9,700
All Other Fees	—	—
Total Fees	$151,700	$89,700

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

New Mountain Guardian IV Income Fund, L.L.C
Statements of Assets, Liabilities and Members' Capital as of December 31, 2024 and December 31, 2023	73
Statements of Operations for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	74
Statements of Changes in Members' Capital for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	75
Statements of Cash Flows for the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	76
Schedule of Investments as of December 31, 2024	77
Schedule of Investments as of December 31, 2023	93
Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C	100

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement, dated as of May 23, 2023(7)
3.2	Amendment to the Amended and Restated Limited Liability Company Agreement dated as of July 10, 2023(4)
3.3	Amended and Restated Certificate of Formation, effective as of July 10, 2023(4)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(7)
10.1	Investment Advisory and Management Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Adviser BDC, L.L.C., dated December 14, 2022(1)
10.2	Administration Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Administration, L.L.C., dated December 14, 2022(1)
10.3	Trademark Agreement by and between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Capital, L.L.C., dated December 14, 2022(1)
10.4	Custodian Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank and Trust Company, dated May 15, 2023(1)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(1)
10.6	Transfer Agency and Registrar Services Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank and Trust Company, dated May 15, 2023(1)
10.7	Uncommitted Revolving Loan Agreement between New Mountain Guardian IV Income Fund, L.L.C. and NMF Investments III, L.L.C., dated as of June 23, 2023(2)
10.8	Loan Authorization Agreement between New Mountain Guardian IV Income Fund, L.L.C. and BMO Harris Bank N.A., dated June 29, 2023(3)
10.9	Facility Increase Letter Amendment, dated as of October 5, 2023, by and among New Mountain Guardian IV Income Fund, L.L.C. and BMO Bank N.A.(5)
10.10
Fee Waiver Letter Agreement, dated December 18, 2023, delivered pursuant to the Investment Advisory and Management Agreement by and between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(6)

10.11	Facility Increase Letter Amendment, dated as of March 26, 2024, by and among New Mountain Guardian IV Income Fund, L.L.C. and BMO Bank N.A.(8)
10.12	First Amendment to Loan Authorization Agreement, dated as of April 12, 2024, by and between New Mountain Guardian IV Income Fund, L.L.C. and BMO Bank, N.A.(8)
10.13	Amended and Restated Custodian Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank Trust Company, dated December 3, 2024*
14.1	Code of Ethics and Code of Business Conduct(7)
19.1	Insider Trading Policy and Procedures(7)
21.1	List of Subsidiaries - None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(4)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s current report on Form 8-K filed on July 13, 2023.
(5)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s current report on Form 8-K filed on October 10, 2023.
(6)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s current report on Form 8-K filed on December 22, 2023.
(7)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s annual report on Form 10-K filed on March 5, 2024.
(8)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s quarterly report on Form 10-Q filed on May 13, 2024.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2025.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 5, 2025
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2025
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 5, 2025
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 5, 2025
Rome G. Arnold III

By:	/s/ ALFRED F. HURLEY, JR.	Director	March 5, 2025
Alfred F. Hurley, Jr.

By:	/s/ DAVID OGENS	Director	March 5, 2025
David Ogens