Form 10-Q
period 2025-03-31
New Mountain Guardian IV Income Fund, L.L.C.
filed 2025-05-14
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 14, 2025 was 33,306,325. As of March 31, 2025, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $389,132 and $375,695, respectively)	$390,388	$377,794
Cash and cash equivalents	5,786	19,551
Interest and dividend receivable	2,596	2,446
Other assets	296	121
Total assets	$399,066	$399,912
Liabilities
Borrowings
BMO Subscription Line	$54,000	$58,000
Deferred financing costs (net of accumulated amortization of $416 and $334, respectively)	(5)	(88)
Net borrowings	53,995	57,912
Distribution payable	7,394	—
Payable for unsettled securities purchased	1,779	4,837
Income based incentive fee payable	792	777
Management fee payable	726	705
Interest payable	339	390
Payable to affiliate	107	305
Accrued capital gains incentive fee	30	142
Accrued organizational and offering expenses	8	—
Other liabilities	559	502
Total liabilities	65,729	65,570
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 33,306,325 and 33,306,325 units issued and outstanding, respectively	332,573	332,573
Accumulated underdistributed earnings	764	1,769
Total members' capital	$333,337	$334,342
Total liabilities and members' capital	$399,066	$399,912
Members' capital per unit	$10.01	$10.04
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$9,384	$3,098
PIK interest income	198	144
Dividend income	115	—
Fee income	335	458
Total investment income	10,032	3,700
Expenses
Interest and other financing expenses	895	138
Income based incentive fee	792	291
Management fee	726	216
Administrative expenses	264	229
Professional fees	193	218
Organizational and offering expenses	8	142
Capital gains incentive fee	(112)	—
Other general and administrative expenses	25	31
Total expenses	2,791	1,265
Less: expenses waived (See Note 5)	—	(74)
Less: management fees waived (See Note 5)	—	(108)
Net expenses	2,791	1,083
Net investment income (loss)	7,241	2,617
Net realized gains (losses) on investments	(9)	—
Net change in unrealized appreciation (depreciation) of investments	(843)	543
Net realized and unrealized gains (losses)	(852)	543
Net increase (decrease) in members' capital resulting from operations	$6,389	$3,160
Earnings (loss) per unit (basic & diluted)	$0.19	$0.30
Weighted average common units outstanding - basic & diluted (See Note 10)	33,306,325	10,560,000

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$7,241	$2,617
Net realized gains (losses) on investments	(9)	—
Net change in unrealized appreciation (depreciation) of investments	(843)	543
Net increase (decrease) in members' capital resulting from operations	6,389	3,160
Capital transactions
Distributions declared to unitholders from net investment income	(7,394)	(2,883)
Total net increase (decrease) in members' capital resulting from capital transactions	(7,394)	(2,883)
Net increase (decrease) in members' capital	(1,005)	277
Members' capital at the beginning of the period	334,342	105,830
Members' capital at the end of the period	$333,337	$106,107

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$6,389	$3,160
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	9	—
Net change in unrealized (appreciation) depreciation of investments	843	(543)
Amortization of purchase discount	(285)	(122)
Amortization of deferred financing costs	83	40
Amortization of deferred offering costs	—	68
Non-cash investment income	(188)	(131)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(31,475)	(43,816)
Proceeds from sales and paydowns of investments	18,922	154
Cash repayments on drawn revolvers	652	392
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	19	22
Cash paid for purchase of drawn portion of revolving credit facilities	(25)	(24)
Cash paid on drawn revolvers	(1,066)	(514)
Interest and dividend receivable	(150)	(459)
Other assets	(175)	(23)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(3,058)	13,124
Interest payable	(51)	(10)
Accrued capital gains incentive fee	(112)	—
Income based incentive fee payable	15	291
Management fee payable	21	108
Accrued organizational and offering expenses	8	(8)
Payable to affiliate	(198)	77
Other liabilities	57	102
Net cash flows used in operating activities	(9,765)	(28,112)
Cash flows from financing activities
Proceeds from BMO Subscription Line	23,000	9,800
Repayment of BMO Subscription Line	(27,000)	—
Deferred financing costs paid	—	(44)
Net cash flows provided by financing activities	(4,000)	9,756
Net increase (decrease) in cash and cash equivalents	(13,765)	(18,356)
Cash and cash equivalents at the beginning of the period	19,551	19,876
Cash and cash equivalents at the end of the period	$5,786	$1,520

Supplemental disclosure of cash flow information
Cash interest paid	$990	$90
Non-cash financing activities:
Distributions declared and payable	$7,394	$2,883
Accrual for deferred credit facility costs	5	32
Accrual for deferred offering costs	—	2

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.06%	05/2024	07/2028	$7,803	$7,800	$7,882
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,305	1,302	1,324
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	498	497	506
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.07%	05/2024	07/2028	360	360	360
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.06%	05/2024	07/2028	151	151	152
								10,117	10,110	10,224	3.07%
Viper Bidco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	11/2024	11/2031	9,975	9,927	9,925	2.98%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)	+	6.25%	10.54%	05/2023	05/2027	9,923	9,181	9,923	2.98%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	5,252	5,242	5,252
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.31%	02/2024	10/2028	2,704	2,689	2,704
	First Lien(2)	SOFR(Q)	+	5.00%	9.32%	11/2024	10/2028	691	689	691
	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	593	593	593
	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	10/2023	10/2028	257	257	257
	First Lien(2)	SOFR(Q)	+	5.00%	9.32%	10/2023	10/2028	148	148	148
	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	10/2023	10/2028	21	21	21
								9,666	9,639	9,666	2.90%
Diamondback Acquisition, Inc.
Software	First Lien(2)	SOFR(M)	+	5.50%	9.92%	10/2024	09/2028	9,164	9,122	9,164	2.75%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.04%	09/2024	11/2029	6,409	6,392	6,409
	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	08/2023	11/2029	1,978	1,978	1,978
	First Lien(2)	SOFR(Q)	+	4.75%	9.04%	08/2024	11/2029	435	434	435
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	11/2029	33	34	33
								8,855	8,838	8,855	2.66%
OEConnection LLC
Software	First Lien(2)	SOFR(M)	+	5.00%	9.32%	04/2024	04/2031	7,330	7,297	7,330
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	04/2024	04/2031	1,279	1,273	1,279
								8,609	8,570	8,609	2.58%
Coupa Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.54%	11/2024	02/2030	8,592	8,592	8,592	2.58%
Einstein Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	10.79%	01/2025	01/2031	8,342	8,261	8,258	2.48%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	03/2024	09/2028	7,560	7,530	7,560	2.27%
Model N, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	7,260	7,227	7,224	2.17%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	9.67%	10/2023	04/2029	7,223	7,044	7,150	2.14%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
NC Topco, LLC
Software	First Lien(2)	SOFR(M)*	+	2.50% +2.75%/PIK	9.57%	08/2024	09/2031	$7,158	$7,125	7,122	2.14%
OA Buyer, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	4.50%	8.82%	06/2024	12/2028	7,094	7,079	7,094	2.13%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.32%	10/2023	12/2029	5,868	5,863	5,868
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	07/2023	12/2029	1,155	1,143	1,155
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	12/2029	26	26	26
								7,049	7,032	7,049	2.11%
iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	10.04%	09/2023	08/2028	6,981	6,957	6,888
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.04%	03/2024	08/2028	39	39	39
								7,020	6,996	6,927	2.08%
Runway Bidco, LLC
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	12/2024	12/2031	6,916	6,883	6,882	2.06%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	09/2024	05/2029	4,504	4,504	4,504
	First Lien(2)	SOFR(Q)	+	5.75%	10.05%	10/2023	05/2029	2,296	2,278	2,296
								6,800	6,782	6,800	2.04%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	3,179	3,175	3,179
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	2,137	2,134	2,137
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	183	183	183
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	9.32%	05/2024	10/2029	65	65	65
								6,464	6,456	6,464	1.94%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	5,024	5,000	4,998
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	1,169	1,163	1,163
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	266	265	265
								6,459	6,428	6,426	1.93%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.06%	06/2024	08/2029	3,549	3,549	3,549
	First Lien(2)	SOFR(Q)	+	6.00%	10.31%	09/2023	08/2029	1,942	1,935	1,942
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.56%	08/2024	08/2029	859	855	859
								6,350	6,339	6,350
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.32%	11/2023	11/2030	5,923	5,914	5,923
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	11/2023	11/2030	390	390	390
								6,313	6,304	6,313	1.89%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	4.50%	8.83%	08/2023	11/2028	$4,544	$4,536	$4,544
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.07%	03/2024	11/2028	1,759	1,752	1,759
								6,303	6,288	6,303	1.89%
Superman Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	08/2024	08/2031	5,023	5,011	5,010
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.50%	8.80%	08/2024	08/2031	1,046	1,044	1,044
								6,069	6,055	6,054	1.82%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.07%	07/2024	07/2031	5,561	5,535	5,533
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.07%	07/2024	07/2031	488	486	486
								6,049	6,021	6,019	1.81%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	5,903	5,877	5,903	1.77%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)*	+	2.88% +3.38%/PIK	10.57%	04/2024	04/2030	5,701	5,641	5,701	1.71%
Foundational Education Group, Inc.
Education	First Lien(2)	SOFR(Q)	+	3.75%	8.30%	06/2024	08/2028	4,955	4,882	4,719
	Second Lien(2)	SOFR(Q)	+	6.50%	11.05%	01/2025	08/2029	594	560	594
								5,549	5,442	5,313	1.59%
Planview Parent, Inc.
Software	Second Lien	SOFR(Q)	+	5.75%	10.05%	06/2024	12/2028	5,315	5,302	5,295	1.59%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.82%	01/2024	05/2029	5,272	5,264	5,272	1.58%
YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	06/2024	12/2030	5,230	5,230	5,230	1.57%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	10/2023	10/2030	2,528	2,507	2,528
	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	10/2024	10/2030	2,454	2,448	2,454
								4,982	4,955	4,982	1.49%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.05%	10/2024	11/2029	4,953	4,895	4,891	1.47%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	10/2023	06/2029	4,655	4,643	4,655	1.40%
Syndigo LLC
Software	Second Lien(2)	SOFR(Q)	+	8.00%	12.55%	06/2024	12/2028	2,593	2,517	2,592
	First Lien	SOFR(Q)	+	4.50%	9.07%	08/2023	12/2027	1,964	1,884	1,964
								4,557	4,401	4,556	1.37%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.69%	05/2024	07/2028	4,949	4,944	4,528	1.36%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
MRI Software LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	10/2024	02/2027	$2,414	$2,399	$2,414
	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	1,882	1,876	1,882
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	02/2027	189	188	189
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	18	19	18
								4,503	4,482	4,503	1.35%
Icefall Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	10.79%	01/2024	01/2030	4,348	4,311	4,348	1.30%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	02/2025	12/2031	4,281	4,238	4,238	1.27%
QBS Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	11/2024	11/2031	4,240	4,230	4,229	1.27%
Safety Borrower Holdings LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	9.69%	03/2024	09/2027	4,160	4,160	4,160
	First Lien(2)(3) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	67	67	67
								4,227	4,227	4,227	1.27%
Park Place Technologies, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.54%	07/2024	03/2031	3,817	3,809	3,808
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.57%	07/2024	03/2031	309	306	308
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.57%	07/2024	03/2030	105	105	105
								4,231	4,220	4,221	1.27%
Optimizely North America Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.32%	10/2024	10/2031	4,000	3,981	3,980	1.19%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	2,033	2,015	2,033
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	1,867	1,851	1,867
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2029	53	53	53
								3,953	3,919	3,953	1.19%
ComPsych Investments Corp.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.04%	07/2024	07/2031	3,872	3,863	3,862	1.16%
GraphPAD Software, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	3,656	3,648	3,656
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	91	91	91
								3,747	3,739	3,747	1.12%
Diligent Corporation
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.31%	04/2024	08/2030	3,137	3,127	3,137
	First Lien(2)	SOFR(Q)	+	5.00%	9.31%	04/2024	08/2030	538	536	538
								3,675	3,663	3,675	1.10%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(Q)	+	6.50%	10.80%	09/2023	09/2029	3,600	3,566	3,600	1.08%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.83%	08/2024	08/2031	$3,374	$3,343	$3,340
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	08/2030	182	181	181
								3,556	3,524	3,521	1.06%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.32%	08/2024	08/2031	3,250	3,235	3,234
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	08/2031	282	281	281
								3,532	3,516	3,515	1.05%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.67%	11/2023	12/2027	3,359	3,336	3,359	1.01%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.67%	10/2024	09/2027	3,211	3,211	3,211	0.96%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.05%	12/2023	04/2029	3,143	3,105	3,143	0.94%
Vamos Bidco, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	01/2025	01/2032	3,025	3,010	3,010	0.90%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	10.32%	10/2023	11/2030	2,937	2,912	2,889	0.87%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.17%	07/2023	10/2030	1,819	1,818	1,819
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.17%	10/2024	10/2030	1,054	1,049	1,054
								2,873	2,867	2,873	0.86%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(2)	SOFR(M)	+	4.75%	9.06%	09/2024	09/2031	2,764	2,751	2,750	0.82%
Oranje Holdco, Inc.
Education	First Lien(2)	SOFR(Q)	+	7.25%	11.54%	06/2024	02/2029	2,727	2,704	2,727	0.82%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	9.82%	12/2023	12/2029	2,720	2,702	2,720	0.82%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	2,500	2,500	2,500
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	202	198	202
								2,702	2,698	2,702	0.81%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	10.89%	02/2024	02/2030	2,457	2,431	2,457	0.74%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.29%	01/2025	02/2032	2,419	2,413	2,413	0.72%
Adelaide Borrower, LLC**
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.55%	05/2024	05/2030	2,349	2,329	2,349	0.70%
Foreside Financial Group, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.71%	10/2024	09/2027	1,781	1,780	1,781
	First Lien(2)	SOFR(Q)	+	5.25%	9.71%	10/2024	09/2027	510	510	510
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.70%	10/2024	09/2027	34	34	34
								2,325	2,324	2,325	0.70%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Bonterra LLC
Software	First Lien	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	$2,261	$2,255	$2,255
	First Lien(3) - Drawn	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	40	38	40
								2,301	2,293	2,295	0.69%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.79%	01/2024	02/2031	2,261	2,252	2,261
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.79%	01/2024	02/2031	26	26	26
								2,287	2,278	2,287	0.69%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	11/2023	11/2030	2,167	2,154	2,167	0.65%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.07%	05/2024	06/2031	2,161	2,147	2,144	0.64%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.07%	10/2023	12/2027	1,803	1,790	1,803
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.07%	10/2024	12/2027	309	308	309
								2,112	2,098	2,112	0.63%
LogRhythm, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.50%	11.81%	07/2024	07/2029	2,098	2,070	2,063	0.62%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.56%	06/2023	12/2027	1,955	1,811	1,955	0.59%
Databricks, Inc.
Software	First Lien(2)	SOFR(M)	+	4.50%	8.82%	12/2024	01/2031	1,933	1,924	1,924	0.58%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	9.07%	05/2024	03/2031	1,985	1,987	1,865	0.56%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.84%	02/2024	02/2031	1,750	1,735	1,750
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.54%	02/2024	02/2031	81	80	81
								1,831	1,815	1,831	0.55%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	1,724	1,724	1,724
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	74	74	74
								1,798	1,798	1,798	0.54%
Xactly Corporation
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.66%	07/2024	07/2027	1,787	1,787	1,770	0.53%
eResearchTechnology, Inc.
Healthcare	First Lien	SOFR(M)	+	4.75%	9.07%	03/2025	01/2032	1,708	1,691	1,691
	First Lien(3) - Drawn	SOFR(M)	+	4.75%	9.07%	03/2025	01/2032	16	16	16
								1,724	1,707	1,707	0.51%
Project Accelerate Parent, LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	9.57%	02/2024	02/2031	1,600	1,593	1,600	0.48%
More cowbell II LLC
Business Services	First Lien(2)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	1,550	1,541	1,550
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.00%	9.20%	08/2023	09/2029	41	41	41
								1,591	1,582	1,591	0.48%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Javelin Buyer, Inc.
Software	Second Lien	SOFR(Q)	+	5.25%	9.56%	10/2024	12/2032	$1,530	$1,523	$1,523	0.46%
Disco Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.50%	11.81%	10/2024	03/2029	1,514	1,501	1,514	0.45%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)	SOFR(S)	+	5.25%	9.64%	06/2023	06/2028	970	967	970
	First Lien(2)(3) - Drawn	SOFR(S)	+	4.50%	8.82%	06/2023	06/2028	488	484	488
								1,458	1,451	1,458	0.44%
Galway Borrower LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	901	888	892
	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	544	540	538
								1,445	1,428	1,430	0.43%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.57%	06/2023	12/2027	1,427	1,403	1,427	0.43%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.32%	08/2023	08/2029	917	908	917
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2023	08/2029	436	432	436
								1,353	1,340	1,353	0.41%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.50%	9.05%	12/2024	08/2028	1,308	1,300	1,308	0.39%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	11/2024	11/2031	1,244	1,234	1,234
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.29%	11/2024	11/2031	58	58	58
								1,302	1,292	1,292	0.39%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.00%	9.45%	09/2024	12/2029	769	763	769	0.23%
TigerConnect, Inc.
Healthcare	First Lien(2)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	553	549	553
	First Lien(2)(3) - Drawn	SOFR(Q)	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	4	4	4
								557	553	557	0.17%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.57%	05/2024	10/2029	524	521	524	0.16%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	10/2023	08/2027	448	445	448	0.13%
Calabrio, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.81%	01/2024	04/2027	239	238	239	0.06%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	233	231	233	0.06%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.19%	11/2023	03/2028	139	138	138	0.03%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Daxko Acquisition Corporation
Software	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	07/2024	10/2028	$28	$27	$28	0.00%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.16%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$386,785	$383,902	$385,185	115.53%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	12/2023	12/2029	$669	$664	$669	0.20%
Total Funded Debt Investments - Australia								669	664	669	0.20%
Total Funded Debt Investments								$387,454	$384,566	$385,854	115.73%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$472	$472	$472	0.14%
Total Structured Finance Obligations - United States								$472	$472	$472	0.14%
Equity - United States
HIG Intermediate, Inc. (6)
Business Services	Preferred Shares(2)	FIXED(Q)		10.50%	10.50%	12/2024	—	3,443	$3,417	$3,417	1.03%
Eclipse Topco, Inc. (5)
Software	Preferred Shares(2)	FIXED(S)*		12.50%/PIK	12.50%	09/2024	—	74	759	759	0.23%
FS WhiteWater Holdings, LLC (7)
Consumer Services	Preferred Shares(2)	FIXED(A)*		20.00%/PIK	20.00%	10/2024	—	330	43	43	0.01%
Total Shares - United States									$4,219	$4,219	1.27%
Total Shares									$4,219	$4,219	1.27%
Total Funded Investments									$389,257	$390,545	117.14%
Unfunded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	05/2024	07/2028	$127	$—	$—
	First Lien(2)(3) - Undrawn	—		—	—	05/2024	07/2028	456	—	5
								583	—	5	—%
Project Accelerate Parent, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	02/2024	02/2031	230	(1)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(3) - Undrawn	—		—	—	03/2025	03/2027	6,384	—	—
	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	375	—	—
								6,759	—	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2026	$2,725	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	12/2027	140	(1)	—
							2,865	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2025	843	—	—	—%
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(3)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	286	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	340	—	—
							626	—	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	445	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	10/2029	225	—	—
							670	—	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	06/2025	237	—	—	—%
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	3,096	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(8)	—
							3,870	(8)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	289	(1)	—	—%
Coupa Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	08/2025	773	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	02/2029	592	—	—
							1,365	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	663	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	10/2028	138	(1)	—
							801	(1)	—	—%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(2)	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	359	(1)	—
							897	(3)	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	$1,523	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	66	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	387	(4)	—
							1,976	(4)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	51	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	203	(1)	—
							254	(1)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,538	—	—	—%
Adelaide Borrower, LLC**
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	524	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	333	(3)	—
							857	(3)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2027	262	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	197	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	264	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	253	(2)	—
							976	(2)	—	—%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(3)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	699	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	—
							933	(2)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	1,941	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	98	—	—
							2,039	—	—	—%
HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	2,475	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	09/2028	744	(3)	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GraphPAD Software, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	$345	$(1)	$—
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	827	(2)	—
							1,172	(3)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	709	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	691	(1)	—
							1,400	(1)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2026	2,156	—	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2026	427	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	303	(2)	—
							730	(2)	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—
							620	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	457	—	—	—%
OEConnection LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2031	801	(3)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2026	199	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	169	(1)	—
							368	(1)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	295	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(1)	—
							458	(1)	—	—%
Relativity ODA LLC
Software	First Lien(3) - Undrawn	—	—	—	01/2024	05/2029	482	(1)	—	—%
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	3,175	—	—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	11/2029	134	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	735	(2)	—
							869	(2)	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	$200	$—	$—	—%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(3) - Undrawn	-	—	—	08/2023	09/2029	181	(1)	—
							352	(1)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(5)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2024	12/2025	18	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2023	04/2025	67	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(7)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,364	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2029	353	(1)	—
							1,717	(1)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,320	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	188	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2028	165	(1)	—
							353	(1)	—	—%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2027	147	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2030	464	—	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	1,423	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2032	428	(1)	(1)
							1,851	(1)	(1)	(0.00)%
Bonterra LLC
Software	First Lien(3) - Undrawn	—	—	—	03/2025	03/2027	244	—	—
	First Lien(3) - Undrawn	—	—	—	03/2025	03/2032	205	—	(1)
							449	—	(1)	(0.00)%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

QBS Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	$448	$(1)	$(1)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,111	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	83	(1)	(1)
							1,194	(1)	(1)	(0.00)%
Xactly Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	154	—	(1)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	03/2030	345	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	09/2025	291	—	(1)
							636	(1)	(2)	(0.00)%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2024	09/2026	468	—	(2)	(0.00)%
Databricks, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2024	07/2026	430	—	(2)	(0.00)%
Optimizely North America Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2031	375	(2)	(2)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	1,260	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2032	378	(2)	(2)
							1,638	(2)	(2)	(0.00)%
Superman Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	726	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	590	—	(1)
							1,316	(2)	(3)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	1,111	—	(3)	(0.00)%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(3)	(3)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	196	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2030	210	(2)	(2)
							406	(2)	(4)	(0.00)%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	02/2025	12/2031	382	(4)	(4)	(0.00)%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	$317	$—	$(4)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(3) - Undrawn	—	—	—	03/2025	03/2026	284	(1)	(1)
	First Lien(3) - Undrawn	—	—	—	03/2025	01/2027	306	(2)	(2)
	First Lien(3) - Undrawn	—	—	—	03/2025	10/2031	161	(2)	(2)
							751	(5)	(5)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	261	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	814	—	(4)
							1,075	(1)	(5)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	149	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2026	497	—	(4)
							646	(1)	(5)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2026	327	—	(3)
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	458	(3)	(3)
							785	(3)	(6)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2031	863	(8)	(9)	(0.00)%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	618	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	1,366	—	(7)
							1,984	(3)	(10)	(0.00)%
Model N, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	794	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	(7)
							2,283	(4)	(11)	(0.00)%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	388	—	(6)
	First Lien(3) - Undrawn	—	—	—	10/2023	11/2029	388	(3)	(6)
							776	(3)	(12)	(0.00)%
Runway Bidco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2024	12/2031	859	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	(9)
							2,577	(4)	(13)	(0.01)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(in thousands)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	$836	$(4)	$(4)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,785	—	(10)
							2,621	(4)	(14)	(0.01)%
NC Topco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2031	814	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,036	—	(10)
							2,850	(4)	(14)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	(22)	(0.02)%
Total Unfunded Debt Investments - United States							$80,504	(125)	$(157)	(0.05)%
Total Unfunded Debt Investments							$80,504	$(125)	$(157)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$389,132	$390,388	117.09%
Total Investments								$389,132	$390,388	117.09%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2025.
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, 1.49% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
March 31, 2025
(unaudited)

March 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	95.77%
Second lien	2.56%
Subordinated	0.47%
Structured Finance Obligations	0.12%
Equity and other	1.08%
Total investments	100.00%

March 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	47.45%
Business Services	25.56%
Healthcare	9.85%
Financial Services	6.00%
Education	3.89%
Consumer Services	3.43%
Food & Beverage	2.54%
Packaging	1.16%
Investment Fund	0.12%
Total investments	100.00%

March 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.49%
Fixed rates	1.51%
Total investments	100.00%
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
(in thousands)

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
(in thousands)

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
March 31, 2025
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement as amended and restated on July 10, 2023, (the "A&R LLC Agreement" ), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $512,405. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities on May 24, 2023. The "Investment Period" began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period. The term of the Company is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
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
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
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

As of March 31, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and education.
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
The Company's interim financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected on the Company's Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected on the Company's Statements of Operations as "Net realized gains (losses) on investments".
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
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quote obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $198 and $144, respectively, and PIK dividends from investments of $26 and $0, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, no investments were on non-accrual status.

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
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred on the Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2024. The 2023 and 2024 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" on the Company's Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
Use of estimates—The preparation of the Company's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
At March 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$372,740	$373,863
Second lien	9,902	10,004
Subordinated	1,799	1,830
Structured finance obligations	472	472
Equity and other	4,219	4,219
Total investments	$389,132	$390,388
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$184,773	$185,186
Business Services	99,460	99,794
Healthcare	38,321	38,463
Financial Services	23,401	23,434
Education	15,190	15,190
Consumer Services	13,390	13,398
Food & Beverage	9,181	9,923
Packaging	4,944	4,528
Investment Fund	472	472
Total investments	$389,132	$390,388

At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$359,930	$361,945
Second lien	9,337	9,417
Subordinated	1,737	1,741
Structured finance obligations	472	472
Equity and other	4,219	4,219
Total investments	$375,695	$377,794
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$177,698	$178,395
Business Services	102,830	103,117
Healthcare	32,558	32,706
Financial Services	21,538	21,570
Education	14,646	14,741
Consumer Services	11,870	11,933
Food & Beverage	9,127	9,947
Packaging	4,956	4,913
Investment Fund	472	472
Total investments	$375,695	$377,794
For discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the members' capital and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt investments.
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
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that “quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable”. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2025:

	Total	Level I	Level II	Level III
First lien	$373,863	$—	$15,507	$358,356
Second lien	10,004	—	6,818	3,186
Subordinated	1,830	—	—	1,830
Structured finance obligations	472	—	—	472
Equity and other	4,219	—	—	4,219
Total investments	$390,388	$—	$22,325	$368,063
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$361,945	$—	$40,345	$321,600
Second lien	9,417	—	5,302	4,115
Subordinated	1,741	—	—	1,741
Structured finance obligations	472	—	472	—
Equity and other	4,219	—	—	4,219
Total investments	$377,794	$—	$46,119	$331,675

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$—	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(9)	(9)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(66)	(127)	34	27	—	—
Purchases, including capitalized PIK and revolver fundings	32,737	32,115	560	62	—	—
Proceeds from sales and paydowns of investments	(8,694)	(8,694)	—	—	—	—
Transfers into Level III(1)	13,943	13,471	—	—	472	—
Transfers out of Level III(1)	(1,523)	—	(1,523)	—	—	—
Fair Value, March 31, 2025	$368,063	$358,356	$3,186	$1,830	$472	$4,219
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(69)	$(130)	$34	$27	$—	$—

(1)As of March 31, 2025, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2025 and March 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2025 were as follows:

				Range
Type	Fair Value as of March 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$354,360	Market & income approach	EBITDA multiple	8.5x	33.0x	17.7x
			Revenue multiple	4.0x	10.0x	8.7x
			Discount rate	6.7%	12.6%	8.8%
	3,996	Other	N/A (2)	N/A	N/A	N/A
Second lien	3,186	Market & income approach	EBITDA multiple	14.0x	18.0x	16.2x
			Discount rate	9.5%	9.6%	9.6%
Subordinated	1,830	Market & income approach	EBITDA multiple	15.5x	15.5x	15.5x
			Discount rate	13.4%	14.2%	13.8%
Structured finance obligations	472	Market & income approach	Discount rate	11.4%	11.4%	11.4%
Equity and other	4,219	Market & income approach	EBITDA multiple	12.0x	19.0x	17.8x
			Discount rate	11.9%	12.9%	11.9%
	$368,063

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
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
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The BMO Subscription Line (as defined below) and the Unsecured Management Company Revolver (as defined below) are considered Level III investments. See Note 6. Borrowings for details.

The following are the principal amounts and fair values of the Company's borrowings as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, there was no balance outstanding under the Unsecured Management Company Revolver. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$54,000	$54,087	$58,000	$58,273
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on December 14, 2022. The Investment Management Agreement initially had a term of two years which began on December 14, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Investment Management Agreement was most recently re-approved by the Company's board of directors on January 29, 2025, at an in person meeting, for a period of 12 months commencing on March 1, 2025. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.375% through May 31, 2024. Because the one year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For both the three months ended March 31, 2025 and March 31, 2024, incentive fees waived were under $1 thousand. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
Expense Limitation
Notwithstanding the foregoing, the Investment Adviser has agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that the Company will not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the Closing Period, 0.40% of the greater of (A) $500,000 or (B) actual aggregate Capital Commitments as of the end of such calendar year, (2) at the end of the Closing Period until the end of the Investment Period, 0.40% of aggregate Capital Commitments and (3) after the end of the Investment Period, 0.40% of the Company's average Members' Capital for the calendar year. Further, if the actual aggregate committed capital of the Company at the end of the Closing Period is less than $500,000, the prong of the Specified Expenses Cap in clause (1) above will be retroactively adjusted to equal 0.40% of aggregate Capital Commitments at the end of the Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the Closing Period ends in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of the Company means all Company Expenses (as defined under "Fund Expenses" in the "A&R LLC Agreement") incurred in the operation of the Company with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the A&R LLC Agreement) (which are subject to the Organizational and Offering Expenses Cap as defined in the A&R LLC Agreement), (iv) Placement Fees (as defined in the A&R LLC Agreement), (v) interest on and fees and expenses arising out of all Company indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by the Company or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three months ended March 31, 2025 and March 31, 2024, there were no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.

The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Management fee	$726	$216
Less: management fee waiver	—	(108)
Net management fee	726	108
Income based incentive fee	$792	291
Capital gains incentive fee	(112)	—
As of March 31, 2025 and December 31, 2024, $30 and $142, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services to the Company for its day-to-day operations. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2025 and March 31, 2024, approximately $155 and $148, respectively, of indirect administrative expenses were included in administrative expenses, of which $0 and $74, respectively, were waived by the Administrator. As of March 31, 2025 and December 31, 2024, approximately $155 and $147, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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
For the three months ended March 31, 2025, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $2, respectively. For the three months ended March 31, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $2, respectively.
As of March 31, 2025 and December 31, 2024, there was no outstanding balance under the Unsecured Management Company Revolver.
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

The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest expense	$939	$80
Administrative fees	$(127)	$18
Amortization of financing costs	$81	$38
Weighted average interest rate	7.3%	8.3%
Effective interest rate	6.9%	12.2%
Average debt outstanding	$52,550	$3,902
As of March 31, 2025 and December 31, 2024, the outstanding balance on the BMO Subscription Line was $54,000 and $58,000, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2025, the Company had unfunded commitments on revolving credit facilities of $22,687, no outstanding bridge financing commitments and other future funding commitments of $57,817. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $21,164, no outstanding bridge financing commitments, and other future funding commitments of $56,815. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of March 31, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $100 and $13,473, respectively, which could require funding in the future.

Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for both the three months ended March 31, 2025 and March 31, 2024.
The following table reflects the distributions declared on the Units for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.222

The following table reflects the distributions declared on the Units for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$6,389	$3,160
Denominator for basic & diluted weighted average unit:	33,306,325	10,560,000
Basic & diluted earnings (loss) per unit:	$0.19	$0.30

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Per unit data(1):
Members' capital, December 31, 2024 and December 31, 2023, respectively	$10.04	$10.02
Net investment income (loss)	0.22	0.25
Net realized and unrealized gains (losses)	(0.03)	0.05
Total net increase (decrease)	0.19	0.30
Distributions declared to unitholders from net investment income	(0.22)	(0.27)
Members' capital, March 31, 2025 and March 31, 2024, respectively	$10.01	$10.05
Total return based on members' capital(2)	1.89%	2.99%
Units outstanding at end of period	33,306,325	10,560,000
Average weighted units outstanding for the period	33,306,325	10,560,000
Average members' capital for the period	$334,331	$105,833
Ratio to average members' capital:
Net investment income (loss)(3)	8.79%	10.35%
Total expenses, before waivers(3)	3.38%	4.40%
Total expenses, net of waivers(3)	3.38%	3.71%

Average debt outstanding—Unsecured Management Company Revolver	$—	$—
Average debt outstanding—BMO Subscription Line	$52,550	$3,902
Asset coverage ratio	717.29%	1,182.72%
Portfolio turnover	5.01%	0.18%

Capital Commitments	$512,405	$211,200
Funded Capital Commitments	$333,063	$105,600
% of Capital Commitments funded	65.00%	50.00%

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
Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in unitholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying statement of operations
Note 14. Subsequent Events
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), including the schedule of investments, as of March 31, 2025, the related statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets, liabilities and members’ capital of the Company, including the schedule of investments as of December 31, 2024, and the related statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and members’ capital as of December 31, 2024, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and members’ capital from which it has been derived.
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
New York, New York
May 14, 2025

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
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•the impact of interest rate volatility on our business and our portfolio companies;
•our future operating results, our business prospects and the adequacy of our cash resources and working capital;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement as amended and restated on July, 10, 2024 (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $512.4 million. We accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
As of March 31, 2025, our top five industry concentrations were software, business services, healthcare, financial services and education.
As of March 31, 2025, our members' capital was approximately $333.3 million and our portfolio had a fair value of approximately $390.4 million in 99 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, we recognized PIK interest from investments of $0.2 million and $0.1 million, respectively, and PIK dividends from investments of less than $50 thousand in both periods.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, no investments were on non-accrual status.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2025:

(in millions)	As of March 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$389.1	100.0%	$390.4	100.0%
Yellow	—	—%	—	—%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$389.1	100.0%	$390.4	100.0%
As of March 31, 2025, all investments in our portfolio had a Green Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $390.4 million in 99 portfolio companies at March 31, 2025 and approximately $377.8 million in 99 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Investments in 30 and 31, respectively, new and existing portfolio companies	$31.5	43.8
Debt repayments in existing portfolio companies	(17.2)	(0.2)
Sales of securities in 1 and 0 portfolio companies, respectively	(1.7)	—
Change in unrealized appreciation on 21 and 19 portfolio companies, respectively	0.2	0.6
Change in unrealized depreciation on 76 and 29 portfolio companies, respectively	(1.0)	(0.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024
Revenue

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Total interest income	$9,582	$3,242
Dividend income	115	—
Fee income	335	458
Total investment income	$10,032	$3,700
Our total investment income increased by approximately $6.3 million, or 171% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, total investment income of approximately $10.0 million consisted of approximately $9.1 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.3 million, approximately $0.1 million in dividends from investments, and approximately $0.3 million in fee income.
The increase in interest income of approximately $6.3 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to our deployment of capital and increasing invested balances during the period. Fee income during the three months ended March 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and ticking fees received from 10 portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Management fee	$726	$216
Less: management fee waiver	—	(108)
Net management fee	726	108
Interest and other financing expenses	895	138
Income based incentive fees	792	291
Administrative expenses	264	229
Professional fees	193	218
Organizational and offering expenses	8	142
Capital gains incentive fees	(112)	—
Other general and administrative expenses	25	31
Total expenses	2,791	1,157
Less: expenses waived	—	(74)
Net expenses	$2,791	$1,083
    Our total net operating expenses increased by approximately $1.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our management fee net of waivers increased by approximately $0.6 million and our income based incentive fee increased by approximately $0.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 and the expiration of the 50% management fee waiver on May 31, 2024. Our capital gains incentive fees decreased by approximately $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended March 31, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $0.8 million during the three months ended March 31, 2025 as compared to three months ended March 31, 2024, primarily due to higher drawn balances on our BMO Subscription Line.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Net realized gains (losses) on investments	$(9)	$—
Net change in unrealized appreciation (depreciation) of investments	(843)	543
Net realized and unrealized gain (losses)	$(852)	$543
We had net realized losses and net unrealized depreciation which resulted in a net loss of approximately $0.9 million for the three months ended March 31, 2025 as compared to net realized and unrealized appreciation resulting in a net gain of approximately $0.5 million for the three months ended March 31, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2025 was primarily driven by the overall decrease in market prices of our investments during the period. The net gain for the three months ended March 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2025, our asset coverage ratio was 717.3%.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates during the Closing Period. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2025 and December 31, 2024, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2025	December 31, 2024
Capital Commitments	$512.4	$512.4
Unfunded Capital Commitments	179.3	179.3
% of Capital Commitments funded	65.0%	65.0%
As of March 31, 2025 and December 31, 2024, our credit facilities consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $5.8 million and $19.6 million, respectively. Our cash used in operating activities for the three months ended March 31, 2025 and March 31, 2024 was approximately $9.8 million and $28.1 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of March 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $80.5 million and $78.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $0.1 million and $13.5 million, respectively, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$54.0	$54.0	$—	$—	$—
Unsecured Management Company Revolver (2)	—	—	—	—	—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($54.0 million as of March 31, 2025) are due on BMO's demand within 15 business days, or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the BMO Subscription Line.
(2)Under the terms of the $10.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility ($0.0 million as of March 31, 2025) must be repaid on or before December 31, 2025. As of March 31, 2025, there was approximately $10.0 million of possible capacity remaining under the Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Management Company Revolver.
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
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2025 totaled approximately $7.4 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, total distributions declared were $19.6 million and $1.7 million, respectively, of which the distributions were comprised of approximately 97.19% and 99.62%, respectively, of ordinary income, 1.68% and 0.00%, respectively, of long-term capital gains and 1.13% and 0.38%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2025, approximately $0.2 million of indirect administrative expenses were included in administrative expenses, none of which was waived by the Administrator. As of March 31, 2025, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Statement of Assets, Liabilities and Members' Capital.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with our affiliates subject to various approvals of the Board and other conditions. On May 13, 2025, we, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarter of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of March 31, 2025, approximately 98.5% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.5% of our investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver and BMO Subscription Line. For our Unsecured Management Company Revolver and BMO Subscription Line, we use the outstanding balance as of March 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(19.25)%
-150 Basis Points	(14.44)%
-100 Basis Points	(9.63)%
-50 Basis Points	(4.81)%
+50 Basis Points	4.81%
+100 Basis Points	9.63%
+150 Basis Points	14.44%
+200 Basis Points	19.25%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

We have adopted insider trading policies and procedures governing the purchase, sale and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2025.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer