Form 10-Q
period 2025-06-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2025-08-13
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 13, 2025 was 38,430,375. As of June 30, 2025, there was no established public market for the registrant's limited liability company common units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $409,756 and $375,695, respectively)	$409,415	$377,794
Cash and cash equivalents	8,219	19,551
Interest and dividend receivable	2,792	2,446
Other assets	4,296	121
Total assets	$424,722	$399,912
Liabilities
Borrowings
BMO Subscription Line	$18,000	$58,000
Deferred financing costs (net of accumulated amortization of $416 and $334, respectively)	(3)	(88)
Net borrowings	17,997	57,912
Payable for unsettled securities purchased	13,562	4,837
Distribution payable	7,527	—
Income based incentive fee payable	843	777
Management fee payable	750	705
Interest payable	355	390
Payable to affiliate	135	305
Accrued capital gains incentive fee	—	142
Other liabilities	505	502
Total liabilities	41,674	65,570
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 38,430,375 and 33,306,325 units issued and outstanding, respectively	383,813	332,573
Accumulated underdistributed earnings	(765)	1,769
Total members' capital	$383,048	$334,342
Total liabilities and members' capital	$424,722	$399,912
Members' capital per unit	$9.97	$10.04
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$10,212	$4,959	$19,596	8,057
PIK interest income	190	252	388	396
Dividend income	118	—	233	—
Fee income	259	581	594	1,039
Total investment income	10,779	5,792	20,811	9,492
Expenses
Interest and other financing expenses	1,110	751	2,005	889
Income based incentive fee	843	434	1,635	725
Management fee	755	460	1,481	676
Administrative expenses	299	233	563	462
Professional fees	161	281	354	499
Organizational and offering expenses	—	—	8	142
Capital gains incentive fee	(30)	—	(142)	—
Other general and administrative expenses	36	27	61	58
Total expenses	3,174	2,186	5,965	3,451
Less: expenses waived (See Note 5)	—	(139)	—	(213)
Less: management fees waived (See Note 5)	(5)	(164)	(5)	(272)
Net expenses	3,169	1,883	5,960	2,966
Net investment income (loss)	7,610	3,909	14,851	6,526
Net realized gains (losses) on investments	(11)	4	(20)	4
Net change in unrealized appreciation (depreciation) of investments	(1,597)	(7)	(2,440)	536
Net realized and unrealized gains (losses)	(1,608)	(3)	(2,460)	540
Net increase (decrease) in members' capital resulting from operations	$6,002	$3,906	$12,391	$7,066
Earnings (loss) per unit (basic & diluted)	$0.18	$0.23	$0.37	$0.52
Weighted average common units outstanding - basic & diluted (See Note 10)	33,362,633	16,852,036	33,334,635	13,706,018

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$7,610	$3,909	$14,851	$6,526
Net realized gains (losses) on investments	(11)	4	(20)	4
Net change in unrealized appreciation (depreciation) of investments	(1,597)	(7)	(2,440)	536
Net increase (decrease) in members' capital resulting from operations	6,002	3,906	12,391	7,066
Capital transactions
Contributions	51,241	139,653	51,241	139,653
Placement fees	(5)	(9)	(5)	(9)
Distributions declared to unitholders from net investment income	(7,527)	(3,749)	(14,921)	(6,632)
Total net increase (decrease) in members' capital resulting from capital transactions	43,709	135,895	36,315	133,012
Net increase (decrease) in members' capital	49,711	139,801	48,706	140,078
Members' capital at the beginning of the period	333,337	106,107	334,342	105,830
Members' capital at the end of the period	$383,048	$245,908	$383,048	$245,908

Capital unit activity
Units issued	5,124,050	13,965,250	5,124,050	13,965,250
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$12,391	$7,066
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	20	(4)
Net change in unrealized (appreciation) depreciation of investments	2,440	(536)
Amortization of purchase discount	(1,190)	(370)
Amortization of deferred financing costs	83	152
Amortization of deferred offering costs	—	107
Non-cash investment income	(427)	(358)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(73,536)	(165,265)
Proceeds from sales and paydowns of investments	41,501	13,331
Cash repayments on drawn revolvers	1,803	1,085
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	38	68
Cash paid for purchase of drawn portion of revolving credit facilities	(25)	(24)
Cash paid on drawn revolvers	(2,245)	(1,395)
Interest and dividend receivable	(346)	(826)
Other assets	(4,175)	(84)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	8,725	28,974
Interest payable	(35)	(66)
Accrued capital gains incentive fee	(142)	—
Income based incentive fee payable	66	281
Management fee payable	45	176
Accrued organizational and offering expenses	—	(52)
Payable to affiliate	(170)	10
Other liabilities	—	570
Net cash flows used in operating activities	(15,179)	(117,160)
Cash flows from financing activities
Distributions	(7,394)	(2,883)
Net proceeds from issuance of common units	51,241	139,653
Proceeds from BMO Subscription Line	76,000	57,200
Repayment of BMO Subscription Line	(116,000)	(57,200)
Placement fees paid	—	(9)
Deferred financing costs paid	—	(188)
Net cash flows provided by financing activities	3,847	136,573
Net increase (decrease) in cash and cash equivalents	(11,332)	19,413
Cash and cash equivalents at the beginning of the period	19,551	19,876
Cash and cash equivalents at the end of the period	$8,219	$39,289

Supplemental disclosure of cash flow information
Cash interest paid	$2,085	$576
Non-cash financing activities:
Distributions declared and payable	$7,527	$3,749
Accrual for placement fees	5	—
Accrual for deferred credit facility costs	3	57
Accrual for deferred offering costs	—	2

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.02%	05/2024	07/2028	$7,784	$7,780	$7,784
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,352	1,349	1,379
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	516	515	529
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.08%	05/2024	07/2028	427	427	427
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.02%	05/2024	07/2028	199	199	199
								10,278	10,270	10,318	2.69%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.82%	10/2023	06/2029	10,084	10,074	10,084	2.63%
Viper Bidco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	11/2024	11/2031	9,950	9,903	9,900	2.58%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)	SOFR(Q)	+	5.00%	9.28%	10/2023	10/2028	5,238	5,229	5,238
	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	02/2024	10/2028	2,887	2,873	2,887
	First Lien(2)	SOFR(Q)	+	5.00%	9.32%	11/2024	10/2028	689	688	689
	First Lien(2)	SOFR(Q)	+	5.00%	9.28%	10/2023	10/2028	592	592	592
	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	256	256	256
	First Lien(2)	SOFR(Q)	+	5.00%	9.32%	10/2023	10/2028	147	147	147
	First Lien(2)	SOFR(Q)	+	5.00%	9.29%	10/2023	10/2028	21	21	21
								9,830	9,806	9,830	2.57%
Diamondback Acquisition, Inc.
Software	First Lien(2)	SOFR(M)	+	5.50%	9.93%	10/2024	09/2028	9,140	9,101	9,140	2.39%
Accession Risk Management Group, Inc.
Business Services	First Lien	SOFR(Q)	+	4.75%	9.03%	09/2024	11/2029	6,393	6,376	6,393
	First Lien	SOFR(Q)	+	4.75%	9.06%	08/2023	11/2029	1,973	1,973	1,973
	First Lien	SOFR(Q)	+	4.75%	9.05%	08/2024	11/2029	502	501	502
	First Lien(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	11/2029	71	71	71
								8,939	8,921	8,939	2.33%
OEConnection LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	9.58%	04/2024	04/2031	7,311	7,280	7,311
	First Lien(2)	SOFR(M)	+	5.25%	9.58%	04/2024	04/2031	1,276	1,270	1,276
								8,587	8,550	8,587	2.24%
Coupa Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.53%	11/2024	02/2030	8,570	8,570	8,570	2.24%
Einstein Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	10.77%	01/2025	01/2031	8,342	8,264	8,258	2.16%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.28%	03/2024	09/2028	7,541	7,513	7,541	1.97%
Model N, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	06/2024	06/2031	7,242	7,210	7,242	1.89%
NC Topco, LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.83%	08/2024	09/2031	7,173	7,141	7,137	1.86%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(Q)	+	5.25%	9.63%	10/2023	04/2029	$7,205	$7,036	7,095	1.85%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.33%	10/2023	12/2029	5,853	5,848	5,853
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	07/2023	12/2029	1,152	1,141	1,152
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.33%	08/2024	12/2029	26	26	26
								7,031	7,015	7,031	1.84%
Runway Bidco, LLC
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	12/2024	12/2031	6,899	6,867	6,865	1.79%
iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	10.03%	09/2023	08/2028	6,981	6,959	6,808
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.03%	03/2024	08/2028	53	53	52
								7,034	7,012	6,860	1.79%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	10/2023	05/2029	6,783	6,767	6,716	1.75%
HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	4.50%	8.83%	08/2023	11/2028	4,533	4,525	4,533
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.08%	03/2024	11/2028	2,155	2,147	2,155
								6,688	6,672	6,688	1.75%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	3,179	3,176	3,179
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	2,137	2,134	2,137
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	183	183	183
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	05/2024	10/2029	65	65	65
								6,464	6,457	6,464	1.69%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	5,024	5,001	4,999
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	1,169	1,164	1,163
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	08/2031	247	246	245
								6,440	6,411	6,407	1.67%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.08%	06/2024	08/2029	3,541	3,541	3,541
	First Lien(2)	SOFR(Q)	+	6.00%	10.33%	09/2023	08/2029	1,938	1,930	1,938
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.58%	08/2024	08/2029	857	853	857
								6,336	6,324	6,336	1.65%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.33%	11/2023	11/2030	5,908	5,901	5,908
	First Lien(2)	SOFR(M)	+	5.00%	9.33%	11/2023	11/2030	389	389	389
								6,297	6,290	6,297	1.64%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Vessco Midco Holdings, LLC
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.05%	07/2024	07/2031	$5,561	$5,536	$5,561
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.04%	07/2024	07/2031	723	720	723
								6,284	6,256	6,284	1.64%
Superman Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	08/2024	08/2031	5,010	4,999	4,998
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.50%	8.80%	08/2024	08/2031	1,044	1,042	1,041
								6,054	6,041	6,039	1.58%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	8.29%	06/2024	08/2028	5,949	5,797	5,439
	Second Lien(2)	SOFR(Q)	+	6.50%	11.04%	01/2025	08/2029	594	562	593
								6,543	6,359	6,032	1.57%
YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	06/2024	12/2030	5,900	5,897	5,900
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	06/2024	12/2030	58	58	58
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.07%	04/2025	12/2030	52	51	52
								6,010	6,006	6,010	1.57%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	8.99%	05/2024	12/2028	5,903	5,878	5,903	1.54%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)*	+	2.75% +3.25%/PIK	10.32%	04/2024	04/2030	5,737	5,680	5,737	1.50%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.83%	01/2024	05/2029	5,272	5,265	5,272	1.38%
Planview Parent, Inc.
Software	Second Lien(2)	SOFR(Q)	+	5.75%	10.05%	06/2024	12/2028	5,315	5,303	5,262	1.37%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	10/2023	10/2030	2,522	2,502	2,522
	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	10/2024	10/2030	2,448	2,442	2,448
								4,970	4,944	4,970	1.30%
ComPsych Investments Corp.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.02%	07/2024	07/2031	4,915	4,898	4,902	1.28%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.03%	10/2024	11/2029	4,934	4,880	4,873	1.27%
MRI Software LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	10/2024	02/2027	2,408	2,394	2,408
	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	1,877	1,872	1,877
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	08/2024	02/2027	499	497	499
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.05%	12/2023	02/2027	18	19	18
								4,802	4,782	4,802	1.25%
Syndigo LLC
Software	Second Lien(2)	SOFR(Q)	+	8.00%	12.54%	06/2024	12/2028	2,593	2,521	2,593
	First Lien(2)	SOFR(Q)	+	4.50%	9.09%	08/2023	12/2027	1,959	1,885	1,959
								4,552	4,406	4,552	1.19%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Asurion, LLC
Business Services	First Lien	SOFR(M)	+	4.25%	8.58%	06/2025	09/2030	$4,545	$4,411	$4,421	1.15%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.08%	05/2024	06/2031	2,482	2,465	2,482
	First Lien(2)	SOFR(M)	+	4.50%	8.83%	05/2025	06/2031	1,911	1,902	1,902
								4,393	4,367	4,384	1.14%
Icefall Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	10.03%	01/2024	01/2030	4,348	4,312	4,348	1.14%
Safety Borrower Holdings LLC
Software	First Lien(2)	SOFR(M)	+	4.75%	9.08%	03/2024	09/2027	4,150	4,150	4,150
	First Lien(2)(3) - Drawn	P(Q)	+	3.75%	11.25%	10/2024	09/2027	100	100	100
								4,250	4,250	4,250	1.11%
Park Place Technologies, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.53%	07/2024	03/2031	3,808	3,799	3,798
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.56%	07/2024	03/2031	312	309	311
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.58%	07/2024	03/2030	132	132	132
								4,252	4,240	4,241	1.11%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	02/2025	12/2031	4,270	4,230	4,228	1.10%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.69%	05/2024	07/2028	4,936	4,931	4,158	1.09%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	2,028	2,011	2,028
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2030	1,910	1,894	1,910
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	12/2023	12/2029	53	53	53
								3,991	3,958	3,991	1.04%
Optimizely North America Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.33%	10/2024	10/2031	3,990	3,971	3,970	1.04%
GraphPAD Software, LLC
Healthcare	First Lien(2)	P(Q)	+	3.75%	11.25%	06/2024	06/2031	3,647	3,639	3,647
	First Lien(2)(3) - Drawn	P(M)	+	3.75%	11.25%	06/2024	06/2031	91	89	91
								3,738	3,728	3,738	0.98%
AAH Topco, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	5.25%	9.67%	11/2023	12/2027	3,726	3,703	3,726	0.97%
Diligent Corporation
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.33%	04/2024	08/2030	3,137	3,127	3,137
	First Lien(2)	SOFR(Q)	+	5.00%	9.33%	04/2024	08/2030	538	536	538
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.33%	04/2024	08/2030	27	27	27
								3,702	3,690	3,702	0.97%
Bluefin Holding, LLC
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.57%	09/2023	09/2029	3,600	3,568	3,600	0.94%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.18%	07/2023	10/2030	1,815	1,814	1,815
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.18%	10/2024	10/2030	1,785	1,777	1,785
								3,600	3,591	3,600	0.94%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.82%	08/2024	08/2031	$3,389	$3,359	$3,355
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.32%	08/2024	08/2030	157	156	155
								3,546	3,515	3,510	0.92%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)	+	6.00%	10.32%	05/2025	05/2030	3,388	3,363	3,362	0.88%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.33%	08/2024	08/2031	3,242	3,227	3,225	0.84%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.68%	10/2024	09/2027	3,202	3,202	3,202	0.84%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.05%	12/2023	04/2029	3,135	3,099	3,135	0.82%
Vamos Bidco, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	01/2025	01/2032	3,025	3,011	3,010	0.79%
RailPros Parent, LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.83%	05/2025	05/2032	2,921	2,907	2,907	0.76%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	10.33%	10/2023	11/2030	2,930	2,905	2,858	0.75%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(2)	SOFR(M)	+	4.75%	9.06%	09/2024	09/2031	2,764	2,751	2,750	0.72%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)	SOFR(M)	+	4.75%	9.08%	10/2023	12/2027	1,798	1,786	1,798
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.08%	10/2024	12/2027	939	935	939
								2,737	2,721	2,737	0.71%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	9.83%	12/2023	12/2029	2,713	2,696	2,713
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	9.82%	12/2023	12/2029	15	15	15
								2,728	2,711	2,728	0.71%
Oranje Holdco, Inc.
Education	First Lien(2)	SOFR(Q)	+	7.25%	11.53%	06/2024	02/2029	2,727	2,705	2,727	0.71%
Low Voltage Holdings Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.05%	04/2025	04/2032	2,667	2,658	2,657	0.69%
Foreside Financial Group, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.73%	10/2024	09/2027	1,776	1,776	1,776
	First Lien(2)	SOFR(Q)	+	5.25%	9.73%	10/2024	09/2027	509	509	509
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.64%	03/2024	09/2027	227	224	227
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.72%	10/2024	09/2027	34	34	34
								2,546	2,543	2,546	0.66%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	2,256	2,248	2,256
	First Lien(2)	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	199	198	199
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.78%	01/2024	02/2031	78	78	78
								2,533	2,524	2,533	0.66%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)	SOFR(Q)*	+	2.25% +2.75%%/PIK	9.28%	01/2025	02/2032	$2,435	$2,429	$2,429
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.50%	8.81%	01/2025	02/2032	84	83	83
								2,519	2,512	2,512	0.66%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	2,096	2,097	2,086
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	285	282	284
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.55%	03/2024	05/2028	51	52	51
								2,432	2,431	2,421	0.63%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)	SOFR(Q)	+	6.24%	10.67%	04/2025	03/2028	2,353	2,341	2,353	0.61%
Bonterra LLC
Software	First Lien(2)	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	2,261	2,255	2,255
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	52	52	52
								2,313	2,307	2,307	0.60%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.55%	11/2023	11/2030	2,161	2,149	2,161	0.56%
LogRhythm, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.50%	11.83%	07/2024	07/2029	2,098	2,071	2,040	0.53%
eResearchTechnology, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	1,708	1,691	1,691
	First Lien(2)	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	284	282	281
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	45	45	45
								2,037	2,018	2,017	0.53%
Businessolver.com, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	1,720	1,720	1,720
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.90%	10/2023	12/2027	254	254	254
								1,974	1,974	1,974	0.52%
CommerceHub, Inc.
Software	First Lien	SOFR(Q)	+	6.25%	10.51%	06/2023	12/2027	1,950	1,818	1,950	0.51%
Databricks, Inc.
Software	First Lien(2)	SOFR(M)	+	4.50%	8.82%	12/2024	01/2031	1,933	1,924	1,923	0.50%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.53%	02/2024	02/2031	1,746	1,731	1,746
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.53%	02/2024	02/2031	81	80	81
								1,827	1,811	1,827	0.48%
Xactly Corporation
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.68%	07/2024	07/2027	1,787	1,787	1,771	0.46%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	9.08%	05/2024	03/2031	1,781	1,782	1,709	0.45%
Project Accelerate Parent, LLC
Software	First Lien(2)	SOFR(M)	+	5.25%	9.57%	02/2024	02/2031	1,596	1,589	1,596	0.42%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
More cowbell II LLC
Business Services	First Lien(2)	SOFR(A)	+	5.00%	8.80%	08/2023	09/2030	$1,547	$1,537	$1,547
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.00%	9.25%	08/2023	09/2029	44	45	44
								1,591	1,582	1,591	0.42%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.03%	11/2024	11/2031	1,240	1,232	1,231
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.06%	11/2024	11/2031	240	239	239
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.03%	11/2024	11/2031	58	58	58
								1,538	1,529	1,528	0.40%
Javelin Buyer, Inc.
Software	Second Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2024	12/2032	1,530	1,523	1,523	0.40%
Disco Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.00%	11.33%	10/2024	03/2029	1,514	1,501	1,514	0.40%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)	SOFR(S)	+	4.25%	8.43%	06/2023	06/2028	1,458	1,452	1,458	0.38%
Galway Borrower LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	898	887	889
	First Lien(2)	SOFR(Q)	+	4.50%	8.80%	04/2024	09/2028	542	539	537
								1,440	1,426	1,426	0.37%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.58%	06/2023	12/2027	1,422	1,399	1,422	0.37%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.28%	08/2023	08/2029	914	906	914
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.28%	08/2023	08/2029	435	431	435
								1,349	1,337	1,349	0.35%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.50%	9.04%	12/2024	08/2028	1,305	1,298	1,305	0.34%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	9.28%	04/2025	06/2028	919	913	926	0.24%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.80%	04/2025	03/2032	816	801	802	0.21%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.00%	9.45%	09/2024	12/2029	767	761	767	0.20%
DT1 Midco Corp.
Business Services	First Lien	SOFR(M)	+	5.00%	9.32%	06/2025	12/2031	674	671	671
	First Lien(3) - Drawn	SOFR(M)	+	5.00%	9.32%	06/2025	12/2031	16	16	16
								690	687	687	0.18%
TigerConnect, Inc.
Healthcare	First Lien(2)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.18%	11/2024	02/2028	553	549	553
	First Lien(2)(3) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.18%	11/2024	02/2028	8	8	8
								561	557	561	0.15%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.58%	05/2024	10/2029	522	520	522	0.14%
PDQ.com Corporation
Software	First Lien(2)	SOFR(M)	+	4.50%	8.81%	10/2023	08/2027	447	444	447	0.12%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	10.45%	11/2023	03/2028	$140	$139	$140
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.18%	11/2023	03/2028	133	133	133
								273	272	273	0.07%
Calabrio, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.83%	01/2024	04/2027	239	237	239	0.06%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.08%	06/2024	12/2028	232	231	232	0.06%
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.08%	07/2024	10/2028	27	27	27	0.00%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.18%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$392,986	$390,684	$390,356	101.91%
Funded Debt Investments - United Kingdom
Cleanova US Holdings, LLC**
Business Products	First Lien(2)	SOFR(Q)	+	4.75%	9.07%	05/2025	06/2032	$4,203	$4,057	$4,061	1.06%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	10.88%	02/2024	02/2030	2,451	2,427	2,451
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	10.91%	02/2024	02/2030	1,390	1,377	1,390
								3,841	3,804	3,841	1.00%
Total Funded Debt Investments - United Kingdom								$8,044	$7,861	$7,902	2.06%
Funded Debt Investments - Australia
Adelaide Borrower, LLC**
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.55%	05/2024	05/2030	$2,349	$2,329	$2,349	0.61%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.32%	06/2025	12/2029	946	943	943
	First Lien(2)	SOFR(Q)	+	5.00%	9.27%	12/2023	12/2029	668	662	668
								1,614	1,605	1,611	0.42%
Total Funded Debt Investments - Australia								$3,963	$3,934	$3,960	1.03%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	$2,538	$2,538	$2,526
	First Lien(2)	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	139	139	139
								2,677	2,677	2,665	0.70%
Total Funded Debt Investments - Jersey								$2,677	$2,677	$2,665	0.70%
Total Funded Debt Investments								$407,670	$405,156	$404,883	105.70%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(2)	SOFR(S)	+	7.00%	11.27%	11/2024	01/2037	$472	$472	$474	0.12%
Total Structured Finance Obligations - United States								$472	$472	$474	0.12%
Equity - United States
HIG Intermediate, Inc. (6)
Business Services	Series A preferred shares(2)	FIXED(Q)		10.50%	10.50%	12/2024	—	3,443	$3,418	$3,418	0.89%
Eclipse Topco, Inc. (5)
Software	Preferred Shares(2)	FIXED(S)*		12.50%/PIK	12.50%	09/2024	—	74	806	805	0.22%
FS WhiteWater Holdings, LLC (7)
Consumer Services	Class B preferred units(2)	FIXED(A)*		20.00%/PIK	20.00%	10/2024	—	330	43	43	0.01%
Total Shares - United States									$4,267	$4,266	1.12%
Total Shares									$4,267	$4,266	1.12%
Total Funded Investments									$409,895	$409,623	106.94%
Unfunded Debt Investments - United States
Project Accelerate Parent, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	02/2024	02/2031	$231	$(1)	$—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	03/2025	03/2027	6,385	—	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3) - Undrawn	—		—	—	10/2024	10/2026	2,092	—	—
	First Lien(2)(3) - Undrawn	—		—	—	10/2024	12/2027	141	—	—
								2,233	—	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	05/2024	07/2028	60	—	—
	First Lien(2)(3) - Undrawn	—		—	—	05/2024	07/2028	407	—	—
								467	—	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3) - Undrawn	—		—	—	06/2024	12/2025	843	—	—	—%
Bluefin Holding, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	09/2023	09/2029	313	(3)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2030	340	—	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	05/2024	05/2026	445	(1)	—
	First Lien(2)(3) - Undrawn	—		—	—	05/2024	10/2029	225	—	—
								670	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Businessolver.com, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2025	$56	$—	$—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	289	(1)	—	—%
Coupa Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	06/2027	773	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	02/2029	592	—	—
							1,365	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	663	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	10/2028	138	(1)	—
							801	(1)	—	—%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(2)	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	332	(1)	—
							870	(3)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,523	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	18	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	387	(4)	—
							1,928	(4)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	51	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	188	(1)	—
							239	(1)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,538	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2027	262	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	197	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	264	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	253	(2)	—
							976	(2)	—	—%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(3)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	699	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	—
							933	(2)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	$1,713	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	98	—	—
							1,811	—	—	—%
HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	2,073	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	09/2028	744	(3)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	345	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	827	—	—
							1,172	(1)	—	—%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2026	1,420	—	—	—%
Model N, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	794	(3)	—
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	—
							2,283	(3)	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2026	116	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	303	(2)	—
							419	(2)	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—
							620	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	457	—	—	—%
OEConnection LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2031	801	(3)	—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	117	(1)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	295	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(1)	—
							458	(1)	—	—%
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	05/2029	482	(1)	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	$3,175	$—	$—	—%
Accession Risk Management Group, Inc.
Business Services	First Lien(3) - Undrawn	—	—	—	08/2024	08/2026	629	(2)	—
	First Lien(3) - Undrawn	—	—	—	08/2024	11/2029	134	—	—
							763	(2)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	166	—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	970	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	89	(1)	—
							1,059	(1)	—	—%
More cowbell II LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	178	(1)	—
							349	(1)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(5)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2024	12/2025	14	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(6)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,364	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2029	353	(1)	—
							1,717	(1)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	618	(3)	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	1,131	—	—
							1,749	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,320	—	—	—%
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2028	165	(1)	—	—%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2027	147	—	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2030	$454	$—	$—	—%
	First Lien(2)(3) - Undrawn	—	—	—	04/2025	11/2026	54	—	—
							508	—	—	—%
Bonterra LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2032	192	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2027	244	—	(1)
							436	—	(1)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	04/2025	10/2027	830	—	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2025	04/2032	366	(1)	(1)
							1,196	(1)	(1)	(0.00)%
Xactly Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	154	—	(1)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2025	05/2027	899	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2025	05/2032	449	(2)	(2)
							1,348	(2)	(2)	(0.00)%
Park Place Technologies, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	09/2025	287	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	03/2030	318	(1)	(1)
							605	(1)	(2)	(0.00)%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2024	09/2026	469	—	(2)	(0.00)%
Databricks, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2024	07/2026	430	—	(2)	(0.00)%
Optimizely North America Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2031	375	(2)	(2)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	149	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2026	257	—	(2)
							406	(1)	(3)	(0.00)%
Superman Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	590	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	726	(2)	(2)
							1,316	(2)	(3)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(3) - Undrawn	—	—	—	05/2025	05/2030	429	(3)	(3)	(0.00)%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2032	$428	$(1)	$(1)
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	1,340	—	(3)
							1,768	(1)	(4)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	196	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2030	235	(2)	(2)
							431	(2)	(4)	(0.00)%
ComPsych Investments Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	1,414	(2)	(4)	(0.00)%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	02/2025	12/2031	382	(4)	(4)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	03/2025	10/2031	161	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	03/2025	01/2027	277	(1)	(3)
							438	(3)	(5)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	480	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	640	(2)	(3)
							1,120	(2)	(5)	(0.00)%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(3)	(6)	(0.00)%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	543	(2)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	814	—	(4)
							1,357	(2)	(7)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	303	—	(7)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2032	378	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	1,260	—	(6)
							1,638	(2)	(8)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	05/2025	06/2027	827	(1)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	727	(4)	(4)
							1,554	(5)	(8)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(3) - Undrawn	—	—	—	06/2025	12/2026	1,574	(8)	(8)	(0.00)%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Einstein Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2031	$863	$(8)	$(9)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(3) - Undrawn	—	—	—	06/2025	12/2030	337	(2)	(2)
	First Lien(3) - Undrawn	—	—	—	06/2025	04/2027	2,231	—	(11)
							2,568	(2)	(13)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	855	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,785	—	(9)
							2,640	(4)	(13)	(0.01)%
Runway Bidco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2024	12/2031	859	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	(9)
							2,577	(4)	(13)	(0.01)%
NC Topco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2031	814	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,036	—	(10)
							2,850	(4)	(14)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	388	—	(10)
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	388	(3)	(10)
							776	(3)	(20)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	(34)	(0.01)%
Total Unfunded Debt Investments - United States							$78,535	$(129)	$(208)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2025	12/2028	$99	$—	$—	—%
Adelaide Borrower, LLC**
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	524	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	333	(3)	—
							857	(3)	—	—%
Total Unfunded Debt Investments - Australia							$956	$(3)	$—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	$1,703	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(7)	—
							2,477	(7)	—	—%
Total Unfunded Debt Investments - United Kingdom							$2,477	$(7)	$—	—%
Total Unfunded Debt Investments							$81,968	$(139)	$(208)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$409,756	$409,415	106.89%
Total Investments								$409,756	$409,415	106.89%

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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2025.
(5)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $814.
(6)The Company holds Series A preferred shares in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc.
(7)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC, a first lien term loan and a first lien delayed draw in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that is calculated using the started value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of it's equity investment plus unpaid compounded dividends was $43.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, 3.53% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
June 30, 2025
(unaudited)

June 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	95.93%
Second lien	2.44%
Subordinated	0.47%
Structured Finance Obligations	0.12%
Equity and other	1.04%
Total investments	100.00%

June 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	45.54%
Business Services	28.94%
Healthcare	8.49%
Financial Services	6.64%
Education	3.87%
Consumer Services	3.57%
Packaging	1.02%
Business Products	0.99%
Food & Beverage	0.82%
Investment Fund	0.12%
Total investments	100.00%

June 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.49%
Fixed rates	1.51%
Total investments	100.00%

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
June 30, 2025
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement as amended and restated on July 10, 2023 (the "A&R LLC Agreement" ), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $512,405. The Company accepted and drew down on Capital Commitments from investors throughout the Closing Period and may draw down on Capital Commitments after the Closing Period. The Company commenced loan origination and investment activities on May 24, 2023. The "Investment Period" began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period. The term of the Company is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors (the "Board").
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

As of June 30, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and education.
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
The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025 the Company recognized PIK interest from investments of $190 and $388, respectively, and PIK dividends from investments of $26 and $52, respectively. For the three and six months ended June 30, 2024 the Company recognized PIK interest from investments of $252 and $396, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, no investments were on non-accrual status.
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
Distributions—Distributions to the Company's unitholders are recorded on the record date as set by the Board. The Company intends to make timely distributions to its unitholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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
Note 3. Investments
At June 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$393,244	$392,796
Second lien	9,909	9,971
Subordinated	1,864	1,908
Structured finance obligations	472	474
Equity and other	4,267	4,266
Total investments	$409,756	$409,415
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$186,243	$186,461
Business Services	118,198	118,485
Healthcare	34,632	34,758
Financial Services	27,117	27,169
Education	16,100	15,854
Consumer Services	14,646	14,636
Packaging	4,931	4,158
Business Products	4,057	4,061
Food & Beverage	3,360	3,359
Investment Fund	472	474
Total investments	$409,756	$409,415

At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$359,930	$361,945
Second lien	9,337	9,417
Subordinated	1,737	1,741
Structured finance obligations	472	472
Equity and other	4,219	4,219
Total investments	$375,695	$377,794
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$177,698	$178,395
Business Services	102,830	103,117
Healthcare	32,558	32,706
Financial Services	21,538	21,570
Education	14,646	14,741
Consumer Services	11,870	11,933
Food & Beverage	9,127	9,947
Packaging	4,956	4,913
Investment Fund	472	472
Total investments	$375,695	$377,794
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2025:

	Total	Level I	Level II	Level III
First lien	$392,796	$—	$24,550	$368,246
Second lien	9,971	—	—	9,971
Subordinated	1,908	—	—	1,908
Structured finance obligations	474	—	—	474
Equity and other	4,266	—	—	4,266
Total investments	$409,415	$—	$24,550	$384,865

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$361,945	$—	$40,345	$321,600
Second lien	9,417	—	5,302	4,115
Subordinated	1,741	—	—	1,741
Structured finance obligations	472	—	472	—
Equity and other	4,219	—	—	4,219
Total investments	$377,794	$—	$46,119	$331,675
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2025	$368,063	$358,356	$3,186	$1,830	$472	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(3)	(3)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(185)	(166)	(34)	13	2	—
Purchases, including capitalized PIK and revolver fundings	36,411	36,299	—	65	—	47
Proceeds from sales and paydowns of investments	(23,485)	(23,485)	—	—	—	—
Transfers into Level III(1)	8,783	1,964	6,819	—	—	—
Transfers out of Level III(1)	(4,719)	(4,719)	—	—	—	—
Fair Value, June 30, 2025	$384,865	$368,246	$9,971	$1,908	$474	$4,266
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(196)	$(177)	$(34)	$13	$2	$—

(1)As of June 30, 2025, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated
Fair Value, March 31, 2024	$116,952	$113,006	$3,946	$—
Total gains or losses included in earnings:
Net realized (losses) gains on investments	4	4	—	—
Net change in unrealized appreciation (depreciation) of investments	572	509	63	—
Purchases, including capitalized PIK and revolver fundings	115,515	108,152	5,748	1,615
Proceeds from sales and paydowns of investments	(13,828)	(13,053)	(775)	—
Transfers into Level III(1)	1,989	1,989	—	—
Transfers out of Level III(1)	(5,157)	(1,980)	(3,177)	—
Fair Value, June 30, 2024	$216,047	$208,627	$5,805	$1,615
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$539	$482	$57	$—

(1)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$—	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(11)	(11)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(127)	(163)	(6)	40	2	—
Purchases, including capitalized PIK and revolver fundings	69,148	68,414	560	127	—	47
Proceeds from sales and paydowns of investments	(32,173)	(32,173)	—	—	—	—
Transfers into Level III(1)	16,353	10,579	5,302	—	472	—
Fair Value, June 30, 2025	$384,865	$368,246	$9,971	$1,908	$474	$4,266
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(146)	$(182)	$(6)	$40	$2	$—

(1)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2025 and June 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of June 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of June 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2025 were as follows:

				Range
Type	Fair Value as of June 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$356,553	Market & income approach	EBITDA multiple	7.0x	36.0x	17.7x
			Revenue multiple	5.0x	13.0x	10.2x
			Discount rate	6.4%	12.2%	8.7%
	11,694	Other	N/A (2)	N/A	N/A	N/A
Second lien	9,971	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.0%	14.0%	9.3%
Subordinated	1,908	Market & income approach	EBITDA multiple	13.5x	15.5x	14.5x
			Discount rate	14.3%	14.3%	14.3%
Structured Finance Obligations	474	Income approach	Discount rate	11.3%	11.3%	11.3%
Equity and other	4,265	Market & income approach	EBITDA multiple	13.8x	18.0x	17.4x
			Discount rate	7.9%	13.4%	11.8%
	$384,865

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
The following are the principal amounts and fair values of the Company's borrowings as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, there was no balance outstanding under the Unsecured Management Company Revolver. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$18,000	$18,043	$58,000	$58,273
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on December 14, 2022. The Investment Management Agreement initially had a term of two years which began on December 14, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Investment Management Agreement was most recently re-approved by the Board on January 29, 2025, at an in person meeting, for a period of 12 months commencing on March 1, 2025. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.

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
For both the three and six months ended June 30, 2025 and June 30, 2024, incentive fees waived were under $1 thousand. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.

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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and six months ended June 30, 2025 and June 30, 2024, there were no reimbursements paid by the Company to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Management fee	$755	$460	$1,481	$676
Less: management fee waiver	(5)	(164)	(5)	(272)
Net management fee	750	296	1,476	404
Income based incentive fee	$843	$434	$1,635	$725
Capital gains incentive fee	$(30)	$—	$(142)	$—
As of June 30, 2025 and December 31, 2024, $0 and $142, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services to the Company for its day-to-day operations. The Administration Agreement was most recently re-approved by the Board on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025 approximately $182 and $337, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended

June 30, 2024 approximately $139 and $287, respectively, of indirect administrative expenses were included in administrative expenses, of which $139 and $213, respectively, were waived by the Administrator. As of June 30, 2025 and December 31, 2024, approximately $167 and $147, respectively, of indirect administrative expenses were included in payable to affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board makes certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
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
For the three months ended June 30, 2025, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $1 , respectively. For the six months ended June 30, 2025, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $3, respectively. For the three months ended June 30, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $2, respectively. For the six months ended June 30, 2024, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $4, respectively.
As of June 30, 2025 and December 31, 2024, there was no outstanding balance under the Unsecured Management Company Revolver.
BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, and most recently amended on April 12, 2024, the "Loan Authorization Agreement"), which allows the Company to borrow on a revolving credit basis an aggregate principal amount which cannot exceed $75,000 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line are due on BMO's demand within 15 business days or the earliest to occur on the date (x) six months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varies throughout the period. The BMO Subscription Line is collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. The BMO Subscription Line bears interest at the greater of the prime commercial rate minus 0.25% per annum or the SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%. The BMO Subscription Line also charges an annual administrative fee, based on the Amount of Maximum Credit then in effect (as defined in the Loan Authorization Agreement).
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest expense	$1,111	$430	$2,050	$510
Administrative fees	$—	$208	$(127)	$226
Amortization of financing costs	$(2)	$110	$79	$148
Weighted average interest rate	7.3%	8.3%	7.3%	8.3%
Effective interest rate	7.2%	14.4%	7.1%	14.3%
Average debt outstanding	$61,462	$20,977	$57,030	$12,440
As of June 30, 2025 and December 31, 2024, the outstanding balance on the BMO Subscription Line was $18,000 and $58,000, respectively, and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on such dates.
Leverage risk factors—The Company intends to be generally unlevered during the course of its life (excluding borrowings under any subscription line secured by unfunded Capital Commitments and short-term working capital facilities) and will not incur leverage to the same extent as is customary for other business development companies, or for long-term investment purposes. Certain of the Company's lenders may have fixed dollar claims on the unfunded Capital Commitments of each of the Company's unitholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2025, the Company had unfunded commitments on revolving credit facilities of $24,209, no outstanding bridge financing commitments and other future funding commitments of $57,759. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $21,164, no outstanding bridge financing commitments, and other future funding commitments of $56,815. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver and BMO Subscription Line as of June 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $22,264 and $13,473, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
June 13, 2025	June 30, 2025	5,124,050	$51,241
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2024.

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
May 2, 2024	May 21, 2024	13,965,250	$139,653
The following table reflects the distributions declared on the Units for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.222
June 23, 2025	June 27, 2025	July 21, 2025	0.226
			$0.448
The following table reflects the distributions declared on the Units for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
May 16, 2024	May 20, 2024	July 19, 2024	0.153
June 25, 2024	June 27, 2024	July 19, 2024	0.087
			$0.513
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per Unit resulting from operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings (Loss) per unit—basic & diluted
Numerator for basic & diluted earnings (loss) per unit:	$6,002	$3,906	$12,391	$7,066
Denominator for basic & diluted weighted average unit:	33,362,633	16,852,036	33,334,635	13,706,018
Basic & diluted earnings (loss) per unit:	$0.18	$0.23	$0.37	$0.52

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Per unit data(1):
Members' capital, December 31, 2024 and December 31, 2023, respectively	$10.04	$10.02
Net investment income (loss)	0.45	0.48
Net realized and unrealized gains (losses)	(0.07)	0.03
Total net increase (decrease)	0.38	0.51
Net increase (decrease) in members' capital from capital transactions	—	0.01
Distributions declared to unitholders from net investment income	(0.45)	(0.51)
Members' capital, June 30, 2025 and June 30, 2024, respectively	$9.97	$10.03
Total return based on members' capital(2)	3.78%	5.26%
Units outstanding at end of period	38,430,375	24,525,250
Average weighted units outstanding for the period	33,334,635	13,706,018
Average members' capital for the period	$334,106	$137,431
Ratio to average members' capital:
Net investment income (loss)(3)	8.97%	9.65%
Total expenses, before waivers(3)	3.60%	4.95%
Total expenses, net of waivers(3)	3.59%	4.24%

Average debt outstanding—BMO Subscription Line	$57,030	$12,440
Asset coverage ratio	2,228.04%	N/A
Portfolio turnover	10.80%	12.15%

Capital Commitments	$512,405	$490,505
Funded Capital Commitments	$384,304	$245,253
% of Capital Commitments funded	75.00%	50.00%

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
Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), including the schedule of investments, as of June 30, 2025, the related statements of operations, and changes in members’ capital for the three-month and six-month periods ended June 30, 2025 and 2024, the statements of cash flows for the six-month periods ended June 30, 2025 and 2024 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 13, 2025

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
As of June 30, 2025, our top five industry concentrations were software, business services, healthcare, financial services and education.
As of June 30, 2025, our members' capital was approximately $383.0 million and our portfolio had a fair value of approximately $409.4 million in 107 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025, we recognized PIK interest from investments of $0.2 million and $0.4 million, respectively, and PIK dividends from investments of less than $50 thousand and approximately $52 thousand, respectively. For the three and six months ended June 30, 2024, we recognized PIK interest from investments of $0.3 million and $0.4 million, respectively, and no PIK dividends from investments.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, no investments were on non-accrual status.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2025:

(in millions)	As of June 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$407.7	99.5%	$407.4	99.5%
Yellow	2.1	0.5%	2.0	0.5%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$409.8	100.0%	$409.4	100.0%
As of June 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of one portfolio company that had a Yellow Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $409.4 million in 107 portfolio companies at June 30, 2025 and approximately $377.8 million in 99 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
(in millions)	June 30, 2025	June 30, 2024
Investments in 53 and 62, respectively, new and existing portfolio companies	$73.5	165.2
Debt repayments in existing portfolio companies	(39.1)	(12.4)
Sales of securities in 3 and 1 portfolio companies, respectively	(2.4)	(0.9)
Change in unrealized appreciation on 30 and 39 portfolio companies, respectively	0.3	1.1
Change in unrealized depreciation on 78 and 27 portfolio companies, respectively	(2.7)	(0.6)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$10,402	$5,211
Dividend income	118	—
Fee income	259	581
Total investment income	$10,779	$5,792
Our total investment income increased by approximately $5.0 million, or 86% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, total investment income of approximately $10.8 million consisted of approximately $9.3 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.9 million, approximately $0.1 million in dividends from investments and approximately $0.3 million in fee income.
The increase in interest income of approximately $5.2 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to our deployment of capital and increasing invested balances during the period. Fee income during the three months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 8 portfolio companies.

Operating Expenses

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$755	$460
Less: management fee waiver	(5)	(164)
Net management fee	750	296
Interest and other financing expenses	1,110	751
Income based incentive fees	843	434
Administrative expenses	299	233
Professional fees	161	281
Capital gains incentive fees	(30)	—
Other general and administrative expenses	36	27
Total expenses	3,169	2,022
Less: expenses waived	—	(139)
Net expenses	$3,169	$1,883
    Our total net operating expenses increased by approximately $1.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our management fee net of waivers increased by approximately $0.5 million and our income based incentive fee increased by approximately $0.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 and the expiration of the 50% management fee waiver on May 31, 2024. Our capital gains incentive fees decreased by approximately $30.0 thousand for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the three months ended June 30, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $0.4 million during the three months ended June 30, 2025 as compared to three months ended June 30, 2024, primarily due to higher drawn balances on our BMO Subscription Line.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$(11)	$4
Net change in unrealized appreciation (depreciation) of investments	(1,597)	(7)
Net realized and unrealized gain (losses)	$(1,608)	$(3)
We had net realized losses and net unrealized depreciation which resulted in a net loss of approximately $1.6 million for the three months ended June 30, 2025 as compared to net realized gain and unrealized depreciation resulting in a net loss of approximately $3.0 thousand for the three months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments made. The net loss for the three months ended June 30, 2024 was primarily driven by the slight decrease in market prices of our investments during the period.
Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Total interest income	$19,984	$8,453
Dividend income	233	—
Fee income	594	1,039
Total investment income	$20,811	$9,492
Our total investment income increased by approximately $11.3 million, or 119% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, total investment income of approximately $20.8 million consisted of approximately $18.4 million in cash interest from investments, approximately $0.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.2 million, approximately $0.2 million in dividends from investments and approximately $0.6 million in fee income.
The increase in interest income of approximately $11.5 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to our deployment of capital and increasing invested balances during the period. Fee income during the six months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, amendment and ticking fees received from 17 portfolio companies.
Operating Expenses

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Management fee	$1,481	$676
Less: management fee waiver	(5)	(272)
Net management fee	1,476	404
Interest and other financing expenses	2,005	889
Income based incentive fees	1,635	725
Administrative expenses	563	462
Professional fees	354	499
Organizational and offering expenses	8	142
Capital gains incentive fees	(142)	—
Other general and administrative expenses	61	58
Total expenses	5,960	3,179
Less: expenses waived	—	(213)
Net expenses	$5,960	$2,966
    Our total net operating expenses increased by approximately $3.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our management fee net of waivers increased by approximately $1.1 million and our income based incentive fee increased by approximately $0.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Per the Investment Management Agreement (as defined below), the base management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). The base management fee may also be reduced by placement fees and a voluntary fee waiver made by the Investment Adviser. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances over the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 and the expiration of the 50% base management fee waiver on May 31, 2024. Our capital gains incentive fees decreased by approximately $0.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in capital gains incentive fees was due to the reduction of the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP which was driven by the net depreciation on the portfolio for the six months ended June 30, 2025. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses increased by approximately $1.1 million during the six months ended June 30, 2025 as compared to six months ended June 30, 2024, primarily due to higher drawn balances on our BMO Subscription Line.
Our total administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
Net realized gains (losses) on investments	$(20)	$4
Net change in unrealized appreciation (depreciation) of investments	(2,440)	536
Net realized and unrealized gain (losses)	$(2,460)	$540
We had net realized losses and net unrealized depreciation which resulted in a net loss of approximately $2.5 million for the six months ended June 30, 2025 as compared to a net realized gain and unrealized appreciation resulting in a net gain of approximately $0.5 million for the six months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments made. The net gain for the six months ended June 30, 2024 was primarily driven by the overall increase in market prices of our investments during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) drawing down capital in respect of our Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2025, our asset coverage ratio was 2,228.0%.
Since our inception on November 4, 2022, we have entered into Subscription Agreements with several investors on various dates during the Closing Period. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2025 and December 31, 2024, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2025	December 31, 2024
Capital Commitments	$512.4	$512.4
Unfunded Capital Commitments	128.1	179.3
% of Capital Commitments funded	75.0%	65.0%
As of June 30, 2025 and December 31, 2024, our credit facilities consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $8.2 million and $19.6 million, respectively. Our cash used in operating activities for the six months ended June 30, 2025 and June 30, 2024 was approximately $15.2 million and $117.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of June 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $82.0 million and $78.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $22.3 million and $13.5 million, respectively, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
BMO Subscription Line (1)	$18.0	$18.0	$—	$—	$—
Unsecured Management Company Revolver (2)	—	—	—	—	—

(1)Under the terms of the BMO Subscription Line, all outstanding borrowings under that facility ($18.0 million as of June 30, 2025) are due on BMO's demand within 15 business days, or on the date 6 months after each advance date, which varies throughout the period. The BMO Subscription Line will terminate when all Capital Commitments have been funded. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the BMO Subscription Line.
(2)Under the terms of the $10.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility ($0.0 million as of June 30, 2025) must be repaid on or before December 31, 2025. As of June 30, 2025, there was approximately $10.0 million of possible capacity remaining under the Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Management Company Revolver.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2025 totaled approximately $14.9 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025, approximately $0.1 million and $0.3 million of indirect administrative expenses were included in administrative expenses, none of which was waived by the Administrator. As of June 30, 2025, $0.2 million of indirect administrative expenses were included in payable to affiliates on the Statement of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarters of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2025, approximately 98.5% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.5% of our investments at fair value represent fixed-rate investments. Additionally, our BMO Subscription Line is also subject to floating interest rates and is currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver and BMO Subscription Line. For our Unsecured Management Company Revolver and BMO Subscription Line, we use the outstanding balance as of June 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(20.04)%
-150 Basis Points	(15.03)%
-100 Basis Points	(10.02)%
-50 Basis Points	(5.01)%
+50 Basis Points	5.01%
+100 Basis Points	10.02%
+150 Basis Points	15.03%
+200 Basis Points	20.04%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2025 .

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer