Form 10-K
period 2025-12-31
New Mountain Guardian IV Income Fund, L.L.C.
filed 2026-03-05
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of March 5, 2026 was 51,240,500. As of June 30, 2025, there was no established public market for the registrant's limited liability company units.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
Item 1.    BUSINESS.
New Mountain Guardian IV Income Fund L.L.C. ("we", "us" or "our"), formerly known as New Mountain Guardian IV Unlevered BDC, L.L.C., is a Delaware limited liability company formed on November 4, 2022. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for United States ("U.S.") federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). New Mountain Guardian IV Income Fund SPV, L.L.C. ("GIV Income SPV"), our wholly owned direct subsidiary, was formed on December 18, 2025 as a Delaware limited liability company.
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
As of December 31, 2025, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services. At December 31, 2025, our portfolio consisted of 117 portfolio companies and was invested 95.1% in first lien loans, 3.5% in second lien loans, 0.4% in subordinated loans, 0.1% in structured finance obligations and 0.9% in equity and other, as measured at fair value, versus 99 portfolio companies invested 95.8% in first lien loans, 2.5% in second lien loans, and 0.5% in subordinated loans, 0.1% in structured finance obligations and 1.12% in equity and other, as measured at fair value at December 31, 2024.
The fair value of our investments, as determined in good faith by our board of directors (the "Board"), was approximately $482.7 million in 117 portfolio companies at December 31, 2025 and approximately $377.8 million in 99 portfolio companies at December 31, 2024. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
The following summarizes our ten largest portfolio company investments and the top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of fair value as of December 31, 2025:

Portfolio Company	Percent of Total Investments at Fair Value
Associations Finance, Inc.	2.1%
Anaplan, Inc.	2.1%
Viper Bidco, Inc.	2.1%
WEG Sub Intermediate Holdings, LLC	2.0%
HIG Intermediate, Inc.	2.0%
Businessolver.com, Inc.	1.8%
OEC Holdco, LLC	1.8%
Healthspan Buyer, LLC	1.8%
Coupa Holdings, LLC	1.8%
Jeppesen Holdings, LLC	1.8%
19.3%

Industry Type	Percent of Total Investments at Fair Value
Business Services	34.1%
Software	30.5%
Financial Services & Technology	14.8%
Healthcare	10.3%
Consumer Services	4.5%
Education	3.3%
Business Products	0.9%
Food & Beverage	0.7%
Packaging	0.6%
Distribution & Logistics	0.2%
99.9%

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
•Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who we know and trust and who have proven capabilities in building value.
•Seasoned management team. We generally require that portfolio companies have a seasoned management team with strong corporate governance. Oftentimes we have a historical relationship with or direct knowledge of key managers from previous investment experience.
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above the greater of: (i) $5.0 million or (ii) 1% of aggregate Capital Commitments in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam B. Weinstein, Laura C. Holson and John R. Kline. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Robert Mulcare served on the Investment Committee from August 2024 to July 2025. Beginning in August 2025, Harris Kealey was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $5.0 million or 1% of aggregate Capital Commitments, whichever is greater, may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
First lien and unitranche loans, second lien loans, subordinated loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. We generally do not hold any last out positions. Second lien loans are secured by a second priority interest and subordinated loans are generally unsecured. Our loan and bond investments may include payment‑in‑kind ("PIK") interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity. In some cases, our investments may also include equity interests.
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our "Board" has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies and would generally expect to consolidate any such wholly-owned subsidiary for purposes of our financial statements and compliance with the 1940 Act. In addition, the borrowings of any of our wholly-owned subsidiaries would be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the "Exemptive Order"). Pursuant to such Exemptive Order, we generally are permitted to co-invest in certain negotiated transactions with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate of ours has an existing investment in the issuer, and (2) if the we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, the Board oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our Board.
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
In addition, as a BDC, we are not permitted to issue Units in consideration for services provided to us.
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
The Private Offering
We conducted a private offering (the "Private Offering") of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act. Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period following the initial closing of Capital Commitments, which occurred on May 23, 2023 (the "Closing Period"). On November 20, 2024, pursuant to our amended and restated limited liability company agreement (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. We accepted and drew down on Capital Commitments from investors throughout and after the Closing Period. The final drawdown of Capital Commitments closed on December 15, 2025. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until March 31, 2029, the four‑year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our Board (such period and any successive extensions, the "Term").
We have entered into separate subscription agreements with one or more investors providing for the private placement of Units pursuant to the Private Offering. As of December 31, 2025, we had aggregate Capital Commitments accepted from investors of $512.4 million, which were fully drawn.

Investors were required to make capital contributions to purchase Units at a specified time (subject to applicable cure periods) each time we delivered a drawdown notice, which were issued based on our anticipated investment activities and capital needs, in an aggregate amount not exceeding each investor's respective Capital Commitment to purchase Units pursuant to a Subscription Agreement entered into with us. Holders of Capital Commitments with the lowest Contribution Capital Percentage (as defined below) were first required to purchase our Units until all holders of Capital Commitments had the same Contributed Capital Percentage (as defined below), and purchases were then made pro rata in accordance with remaining Capital Commitments. As a result, for Capital Commitments, purchases of our Units were generally made first by holders with the largest percentage of their Capital Commitments undrawn (i.e., a catch-up purchase) and then, once all holders had the same percentage of undrawn Capital Commitments outstanding, pro rata in accordance with remaining Capital Commitments of all investors. "Contributed Capital Percentage" means, with respect to an investor holding Capital Commitments, the percentage determined by dividing such investor's Contributed Capital (as defined below) by such investor's total Capital Commitments (whether or not funded). "Contributed Capital" means, with respect to an investor holding Capital Commitments, the aggregate amount of capital contributions from such investor's Capital Commitments that has been funded by such investor to purchase Units. For the avoidance of doubt, Contributed Capital will not take into account distributions of our investment income (i.e., proceeds received in respect of interest payments, dividends or fees, net of expenses) to the investors or return of capital distributions.
The offering price per Unit at the initial drawdown from investors in the Private Offering (the “Initial Drawdown”), which occurred on May 31, 2023 (the "Initial Drawdown Date"), was $10.00. Pursuant to the A&R LLC Agreement, the offering price for drawdown dates was (i) for any future Drawdown Dates or Catch-Up Dates (each as defined in the A&R LLC Agreement) where the then-current Per Unit NAV (as defined in the A&R LLC Agreement) plus allocable Organizational and Offering Expenses was greater than or equal to $9.70, $10.00, (ii) for any future Drawdown Dates or Catch-Up Dates where the then-current Per Unit NAV plus allocable Organizational and Offering Expenses per Unit was greater than or equal to $9.70, $10.00, and (iii) where the then-current Per Unit NAV plus allocable Organizational and Offering Expenses per Unit was less than $9.70, the greater of (A) Per Unit NAV plus allocable Organizational and Offering Expenses per Unit and (B) $9.50. The Per Unit NAV at the time of such issuances may have been greater than or less than the offering price.
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the "Administration Agreement"), and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•management and incentive fees payable pursuant to the Investment Management Agreement;
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
As of December 31, 2025, 3.8% of our total assets were represented by investments at fair value that are considered non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2025.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2025.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). The 1940 Act currently requires an asset coverage of at least 150%. Although we intend to be generally be unlevered (as described further herein), our sole initial member approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of our Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors—Company-Level Borrowings in this Annual Report on Form 10-K.
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
The Investment Management Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Management Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Management Agreement may be terminated at any time, without penalty, by the majority of our Board or by the unitholders holding a majority of our outstanding voting Units, upon 60 days' notice. If the Investment Management Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Management Agreement is terminated, it may be difficult for us to replace the Investment Adviser. Moreover, it may be an event of default under the terms of the subscription facility and/or other credit facilities for us, if the Investment Adviser or an affiliate of the Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under our credit facilities.
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
Risk of Tariffs
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods to tariffs on goods imported into the United States including from China, Canada and Mexico. Although the Supreme Court has recently invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), the current administration has sought to replace such tariffs with rates imposed under alternative statutory mechanisms, and may continue to seek to impose similar tariffs in the future. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products or services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose business rely on goods imported from such jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including uncertainty with respect to refunds for tariffs imposed under IEEPA.These developments, or the perception that further action could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

Changes in U.S. Policy

Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

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
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re‑characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights.

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
Risk of Limited Number of Investments; Dependence on Performance of Certain Investments
We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment. Moreover, there are no assurances that all of our portfolio investments will perform well or even return capital. Therefore, if certain portfolio investments perform unfavorably, for us to achieve above‑average returns, one or a few of our portfolio investments must perform well. There can be no assurance that this will be the case. In addition, other than us seeking to meet the diversification requirements by virtue of our intention to be a RIC for U.S. federal income tax purposes, investors have no assurance as to the degree of diversification of our portfolio investments, either by geographic region, industry or transaction type. To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto. In addition, certain geographic regions, industries and/or sub‑sectors may be more adversely affected by economic pressures when compared to other geographic regions, industries or sub‑sectors.
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
Hedging; Derivative Instruments
Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement"), with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The current presidential administration has announced the United States would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.
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
On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed opposing views and investment expectations with respect to ESG initiatives, and certain regulators, including federal agencies, state legislatures and the U.S. Congress, have proposed, enacted, or indicated an intent to pursue, “anti-ESG” policies or initiated related investigations or litigation. This divergence increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business.

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
Developments in the Banking Sector
In 2023 bank closures in the United States caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks – experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions may withdraw significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and unitholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Uncertainty caused by bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/ or adversely affect us, our portfolio companies or their respective financial performance.
Dependence on Banking Relationships
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and other banks may be materially and adversely impacted. Our business is dependent on bank relationships. Strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.
Additionally, banks, brokers, hedging counterparties, lenders or other custodians of some or all of our assets (each a “Financial Institution”) may fail to perform its obligations or experience insolvency, closure, receivership or other financial distress or difficulty (each a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. In the event a Financial Institution experiences a Distress Event, we may not be able to access deposits, borrowing facilities or other services for an extended period of time or ever. Distress events affecting financial institutions may also adversely impact our portfolio companies, which may maintain deposits or banking relationships with such institutions. Banking disruptions affecting portfolio companies could impair their ability to access working capital, make payroll, meet operating expenses or service their obligations to us, which could result in defaults, reduced valuations, or credit losses.

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
Most of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.
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
We rely on exemptive relief granted to us, the Investment Adviser and certain of our affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by our Board) the Investment Adviser may not have the opportunity to cause us to participate.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted, a new order for exemptive relief that suspended the prior order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates in certain negotiated transactions if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradeable security. Pursuant to the Exemptive Order, our Board oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our Board.
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

RIC Tax Treatment and Raising Additional Capital
In order for us to qualify as a RIC and to avoid payment of excise taxes, we intend to distribute to our unitholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
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
The Investment Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through the Investment Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
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
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies and machine learning (collectively “AI Technologies”) including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time. The rapid development and scale of AI Technologies may also increase the likelihood or effectiveness of cybersecurity attacks and related risks to us, the Investment Adviser, and our third-party service providers.

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
Artificial Intelligence and Machine Learning Risk

Recent advances in AI Technologies, as well as the rapid growth and widespread use thereof, pose risks, to our business, products, portfolio companies and investments. AI Technologies have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI Technologies, there is a possibility that such competitors will gain a competitive advantage.

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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of fluctuating interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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

U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. Despite taking action on numerous occasions to suspend and raise the debt ceiling, ratings agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023. Additionally, Moody’s lowered the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023, and subsequently downgraded the U.S. government’s long-term issuer and senior unsecured ratings from Aaa to Aa1 in May 2025. There is no guarantee that there will not be a further downgrade or downgrades by other ratings agencies in the future.
The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non‑bank financial sector will be subject to new regulation. Although the current administration has signaled a more deregulatory agenda with respect to the financial services industry, it cannot be known at this time whether new regulation, if any will be implemented or what form it might take. Changes to the regulation of non‑bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
We may want to obtain additional debt financing, or need to do so upon maturity of our borrowings, in order to obtain funds which may be made available for investments.
The Unsecured Management Company Revolver is structured as a discretionary unsecured revolving credit facility. The maximum facility amount is $10.0 million. The Unsecured Management Company Revolver matured on December 31, 2025.
The BMO Subscription Line permitted us to borrow on a revolving credit basis an aggregate principal amount not exceeding $65 million. On December 15, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments.
As of December 31, 2025, there was no outstanding balance under the BMO Subscription Line or the Unsecured Management Company Revolver.
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
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal controls over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one Annual Report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Units and one is not expected to develop.
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
U.S. and Worldwide Economic, Political, Regulatory and Financial Market Conditions.
On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit"). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK's departure from the European Union was followed by a transition period, which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

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
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to the unitholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate level U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate unitholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Units are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2025 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate unitholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the unitholders. A non-corporate unitholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such unitholder (and beginning in 2026, will be deductible to such unitholder only to the extent they exceed 2% of such unitholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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
Potential Tax Legislation
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
Legal, Regulatory and Policy Changes
Despite political tensions and uncertainty, changes in federal policy, including tax policies, and changes in positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.

In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, artificial intelligence, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Item 3.    Legal Proceedings
Neither we nor the Investment Adviser and the Administrator were subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, the Investment Adviser or the Administrator as of December 31, 2025. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
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
Unitholders
As of March 5, 2026, there were 10 holders of record of our Units.
Valuation of Portfolio Securities
Please see Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions of our net investment income and cumulative net realized capital gains (if any) on a quarterly basis, as determined by our Board in its discretion. We expect to continue to pay comparable distributions in the future, subject to the Board's discretion.
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

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023. The Units were issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder.

Unit Issue Date	Units Issued	Aggregate Offering Price
		(in millions)
Fiscal year ended December 31, 2025
June 30, 2025	5,124,050	$51.2
September 30, 2025	4,099,240	41.0
November 19, 2025	6,148,860	61.5
December 15, 2025	2,562,025	25.6
	17,934,175	$179.3

Fiscal year ended December 31, 2024
May 21, 2024	13,965,250	$139.7
September 30, 2024	4,905,050	49.1
December 20, 2024	2,452,525	24.5
December 31, 2024	1,423,500	14.2
	22,746,325	$227.5

Fiscal year ended December 31, 2023
May 16, 2023	100	$0.0
June 14, 2023	1,049,900	10.5
September 29, 2023	1,170,000	11.7
October 31, 2023	3,330,000	33.3
November 8, 2023	1,337,500	13.4
December 29, 2023	3,672,500	36.7
	10,560,000	$105.6

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
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy
•the impact of interest rate volatility on our business and our portfolio companies;
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

We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement, as amended and restated on July 10, 2024, (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $512.4 million. We accepted and drew down on Capital Commitments from investors throughout the Closing Period. The final drawdown on Capital Commitments closed on December 15, 2025. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
New Mountain Guardian IV Income Fund SPV, L.L.C. ("GIV Income SPV"), our wholly owned direct subsidiary, was formed on December 18, 2025 as a Delaware limited liability company.
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
As of December 31, 2025, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of December 31, 2025, our members' capital was approximately $509.4 million and our portfolio had a fair value of approximately $482.7 million in 117 portfolio companies.
Recent Developments
On January 15, 2026, we entered into a Loan and Security Agreement by and among GIV Income SPV, as borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent, a lender, and swingline lender, and Western Alliance Trust Company, N.A. as the collateral custodian (the "Wells Credit Facility"). The Wells Credit Facility will mature on January 15, 2031 and has a maximum facility amount of $50.0 million. The Wells Credit Facility bears interest at a rate of SOFR plus 1.85% per annum.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2025.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of December 31, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2025 and December 31, 2024, we recognized PIK interest from investments of approximately $0.8 million and $0.8 million, respectively, and PIK dividends from investments of $0.1 million and $0.1 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2025:

(in millions)	As of December 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$482.7	99.6%	$480.7	99.6%
Yellow	2.1	0.4%	2.0	0.4%
Orange	—	—%	—	—%
Red	—	—%	—	—%
	$484.8	100.0%	$482.7	100.0%
As of December 31, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of two portfolio companies that had a Yellow Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $482.7 million in 117 portfolio companies at December 31, 2025 and approximately $377.8 million in 99 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
New investments in 86 and 93 portfolio companies, respectively	$200.8	$333.0
Debt repayments in existing portfolio companies	(87.8)	(40.7)
Sales of securities in 4 and 3 portfolio companies, respectively	(7.1)	(4.7)
Change in unrealized appreciation on 52 and 54 portfolio companies, respectively	1.2	1.4
Change in unrealized depreciation on 76 and 42 portfolio companies, respectively	(5.4)	(0.5)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards Updates in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations for the Years Ended December 31, 2025 and December 31, 2024:
Results of Operations for the period from May 24, 2023 (commencement of operations) to December 31, 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K filed on March 5, 2025, which is incorporated by reference herein.
Revenue

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Interest income	$41.8	$25.1
Dividend income	0.5	0.1
Fee income	1.4	2.3
Total investment income	$43.7	$27.5

Our total investment income increased by approximately $16.2 million or 59%, for the year ended December 31, 2025 as compared to the same period in the prior year. For the year ended December 31, 2025, total investment income of approximately $43.7 million consisted of approximately $39.1 million in cash interest from investments, approximately $0.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.9 million, approximately $0.5 million in dividends from investments and approximately $1.4 million in fee income.
The increase in interest income of approximately $16.7 million during the year ended December 31, 2025 was primarily attributable to our increasing invested balances due to our full deployment of capital over the year ended December 31, 2025 as compared to the same period in the prior year. Fee income during the year ended December 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront and ticking fees received from 47 different portfolio companies.

Operating Expenses

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Management fee	$3.3	$2.0
Less: management fee waiver	—	(0.3)
Net management fee	3.3	1.7
Interest and other financing expenses	3.1	2.2
Income based incentive fee	3.5	2.2
Administrative expenses	1.1	0.9
Professional fees	0.6	0.7
Organizational and offering expenses	—	0.2
Capital gains incentive fee	(0.1)	0.1
Other general and administrative expenses	0.2	0.1
Total expenses	11.7	8.1
Less: expenses waived	—	(0.2)
Net expenses	$11.7	$7.9

Our total net operating expenses increased by approximately $3.8 million for the year ended December 31, 2025 as compared to the same period in the prior year. Our management fee net of waivers increased by approximately $1.6 million for the year ended December 31, 2025 as compared to the same period in the prior year. Per the Investment Management Agreement (as defined below), the management fee was reduced by 50% until the one-year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement). Our income based incentive fee increased by approximately $1.3 million and our capital gains incentive fee decreased by approximately $0.2 million for the year ended December 31, 2025 as compared to the same period in the prior year. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances due to our full deployment of capital over the year ended December 31, 2025 as compared to the same period in the prior year, as well as the expiration of the 50% management fee waiver on May 31, 2024. The decrease in capital gains incentive fees was due to a decrease in the accrual for hypothetical gains recognized as if the portfolio was sold at fair value in accordance with GAAP. The hypothetical accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than such cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions. See Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties for details.
Interest and other financing expenses increased by approximately $0.9 million during the year ended December 31, 2025 as compared to the same period in the prior year, primarily due to higher drawn balances on our BMO Subscription Line.
Our net administrative expenses, professional fees and other general and administrative expenses increased by approximately $0.2 million during the year ended December 31, 2025 as compared to the same period in the prior year due to the continued ramp of investment operations and full deployment of capital.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Net realized gains (losses) on investments	$—	$0.3
Net change in unrealized appreciation (depreciation) of investments	(4.2)	0.9
Net realized and unrealized gains (losses)	$(4.2)	$1.2
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $4.2 million for the year ended December 31, 2025 as compared to the net realized gains and unrealized appreciation resulting in a net gain of approximately $1.2 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2025 was primarily driven by unrealized depreciation in RLG Holdings, LLC and Houghton Mifflin Harcourt Company and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments received during the period. The net gain for the year ended December 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period as well as by a realized gain upon sale of our investment in Virtusa Corporation.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2025, there was no outstanding balance under our BMO Subscription Line or Unsecured Management Company Revolver.
Since our inception on November 4, 2022, we entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. At December 31, 2025 and December 31, 2024 we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	December 31, 2025	December 31, 2024
Capital Commitments	$512.4	$512.4
Unfunded Capital Commitments	—	179.3
% of Capital Commitments funded	100.00%	65.00%
The BMO Subscription Line was terminated on December 15, 2025 and the Unsecured Management Company Revolver matured on December 31, 2025. As of December 31, 2024, our credit facilities consisted of the BMO Subscription Line and Unsecured Management Company Revolver. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $35.0 million and $19.6 million, respectively. Our cash used in operating activities for the year ended December 31, 2025 and December 31, 2024 was approximately $82.7 million and $265.9 million, respectively. We expect that all current liquidity needs will be met with cash flows from drawdowns on Capital Commitments, investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $87.7 million and $78.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $10.3 million and $13.5 million, respectively, which could require funding in the future. As of December 31, 2025 and December 31, 2024 we had not entered into any bridge financing commitments which could require funding in the future.
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
Distributions and Dividends
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024 , total distributions declared were $32.0 million and $19.6 million, respectively, of which the distribution was comprised of approximately 97.96% and 97.19%, respectively, of ordinary income, 2.04% and 1.68%, respectively, of long-term capital gains and 0.00% and 1.13%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2025, approximately $0.7 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of December 31, 2025, $0.2 million of indirect administrative expenses were included in receivable from affiliates on the Statement of Assets, Liabilities and Members' Capital.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not "interested persons," and, in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of ours subject to various approvals of our board of directors and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the "Exemptive Order") by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.
On June 23, 2023, we entered into the Uncommitted Revolving Loan Agreement with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10.0 million maximum amount of borrowings available under the Unsecured Management Company Revolver, which had a maturity date of December 31, 2025.
See Item 8.—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties in this Annual Report on Form 10-K for more information.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated that it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of December 31, 2025, approximately 98.67% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.33% of our investments at fair value represent fixed-rate investments.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our outstanding Unsecured Management Company Revolver. For our Unsecured Management Company Revolver, we use the outstanding balance as of December 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(22.38)%
-150 Basis Points	(16.79)%
-100 Basis Points	(11.19)%
-50 Basis Points	(5.60)%
+50 Basis Points	5.60%
+100 Basis Points	11.19%
+150 Basis Points	16.79%
+200 Basis Points	22.38%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	72
Statements of Assets, Liabilities and Members' Capital as of December 31, 2025 and December 31, 2024	73
Statements of Operations for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	74
Statements of Changes in Members' Capital for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	75
Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	76
Schedule of Investments December 31, 2025	77
Schedule of Investments December 31, 2024	96
Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying statements of assets, liabilities, and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. and subsidiary (the "Company"), including the schedules of investments as of December 31, 2025 and 2024, the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2025, and 2024, and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, the financial highlights for the years ended December 31, 2025 and 2024, and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows and the financial highlights for the years ended December 31, 2025 and 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the loan agents and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 5, 2026
We have served as the Company’s auditor since 2023.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)

	December 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $484,787 and $375,695, respectively)	$482,659	$377,794
Cash and cash equivalents	35,000	19,551
Interest and dividend receivable	2,743	2,446
Receivable from affiliate	152	—
Other assets	146	121
Total assets	$520,700	$399,912
Liabilities
Borrowings
BMO Subscription Line	$—	$58,000
Deferred financing costs (net of accumulated amortization of $442 and $334, respectively)	—	(88)
Net borrowings	—	57,912
Distribution payable	8,916	—
Payable for unsettled securities purchased	—	4,837
Income based incentive fee payable	974	777
Management fee payable	954	705
Interest payable	—	390
Payable to affiliate	—	305
Accrued capital gains incentive fee	—	142
Other liabilities	443	502
Total liabilities	11,287	65,570
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 51,240,500 units and 33,306,325 issued and outstanding, respectively	511,915	332,573
Accumulated underdistributed (overdistributed) earnings	(2,502)	1,769
Total members' capital	$509,413	$334,342
Total liabilities and members' capital	$520,700	$399,912
Members' capital per unit	$9.94	$10.04

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Operations
(in thousands, except units and per unit data)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$41,028	$24,211	$2,102
PIK interest income	772	841	154
Dividend income	472	55	—
Fee income	1,413	2,341	765
Total investment income	43,685	27,448	3,021
Expenses
Interest and other financing expenses	3,116	2,217	337
Income based incentive fee	3,541	2,187	153
Management fee	3,264	1,962	273
Administrative expenses	1,125	916	463
Professional fees	644	738	373
Capital gains incentive fee	(142)	142	—
Other general and administrative expenses	146	115	78
Organizational and offering expenses	8	158	1,084
Total expenses	11,702	8,435	2,761
Less: management fees waived (See Note 5)	(16)	(305)	(149)
Less: expenses waived (See Note 5)	—	(213)	(310)
Net expenses	11,686	7,917	2,302
Net investment income (loss)	31,999	19,531	719
Net realized gains (losses) on investments	(4)	326	1
Net change in unrealized appreciation (depreciation) of investments	(4,227)	853	1,246
Net realized and unrealized gains (losses)	(4,231)	1,179	1,247
Net increase (decrease) in members' capital resulting from operations	$27,768	$20,710	$1,966
Earnings (loss) per unit (basic & diluted)	$0.73	$1.01	$0.71
Weighted average common units outstanding - basic & diluted (See Note 11)	37,791,624	20,475,860	2,751,057

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Changes in Members' Capital
(in thousands, except units)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Increase (decrease) in members' capital resulting from operations
Net investment income (loss)	$31,999	$19,531	$719
Net realized gains (losses) on investments	(4)	326	1
Net change in unrealized appreciation (depreciation) of investments	(4,227)	853	1,246
Net increase (decrease) in members' capital resulting from operations	27,768	20,710	1,966
Capital transactions
Contributions	179,342	227,463	105,599
Placement fees	(16)	(16)	(13)
Distributions declared to unitholders from net investment income	(31,163)	(19,645)	(1,723)
Distributions declared to unitholders from net realized gains	(860)	—	—
Total net increase (decrease) in members' capital resulting from capital transactions	147,303	207,802	103,863
Net increase (decrease) in members' capital	175,071	228,512	105,829
Members' capital at the beginning of the period	334,342	105,830	1
Members' capital at the end of the period	$509,413	$334,342	$105,830

Capital unit activity
Units issued	17,934,175	22,746,325	10,559,900

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Cash flows from operating activities
Net increase in members' capital resulting from operations	$27,768	$20,710	$1,966
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	4	(326)	(1)
Net change in unrealized (appreciation) depreciation of investments	4,227	(853)	(1,246)
Amortization of purchase discount	(1,946)	(904)	(144)
Amortization of deferred financing costs	109	266	68
Amortization of deferred offering costs	—	107	155
Non-cash investment income	(857)	(926)	(77)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(200,732)	(332,564)	(85,106)
Proceeds from sales and paydowns of investments	94,938	45,365	103
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	63	116	39
Cash paid for purchase of drawn portion of revolving credit facilities	(99)	(518)	(313)
Cash paid on drawn revolvers	(5,104)	(3,311)	(124)
Cash repayments on drawn revolvers	4,641	2,740	256
Interest and dividend receivable	(297)	(1,759)	(687)
Receivable from affiliate	(152)	—	—
Other assets	(26)	(77)	(44)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(4,837)	4,837	—
Interest payable	(390)	324	66
Income based incentive fee payable	197	624	153
Accrued capital gains incentive fees	(142)	142	—
Management fee payable	249	585	120
Accrued organizational and offering expenses	—	(804)	804
Payable to affiliates	(305)	242	63
Other liabilities	(55)	98	395
Net cash flows used in operating activities	(82,746)	(265,886)	(83,554)
Cash flows from financing activities
Distributions	(23,107)	(19,645)	(1,723)
Net proceeds from issuance of common units	179,342	227,463	105,599
Proceeds from BMO Subscription Line	146,500	173,700	36,500
Repayment of BMO Subscription Line	(204,500)	(115,700)	(36,500)
Proceeds from Unsecured Management Company Revolver	—	—	5,000
Repayment of Unsecured Management Company Revolver	—	—	(5,000)
Placement fees paid	(16)	(14)	(13)
Deferred offering costs paid	—	(2)	(259)
Deferred financing costs paid	(24)	(241)	(175)
Net cash flows provided by financing activities	98,195	265,561	103,429
Net increase in cash and cash equivalents	15,449	(325)	19,875
Cash and cash equivalents at the beginning of the period	19,551	19,876	1
Cash and cash equivalents at the end of the period	$35,000	$19,551	$19,876

Supplemental disclosure of cash flow information
Cash interest paid	$3,449	$1,275	$178
Non-cash financing activities:
Distributions declared and payable	$8,916	$—	$—
Accrual for deferred credit facility costs	2	5	37
Accrual for placement fees	2	2	—

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	10.66%	05/2024	07/2028	$7,744	$7,741	$7,744
	Subordinated(2)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,452	1,449	1,481
	Subordinated(2)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	554	554	569
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	10.66%	05/2024	07/2028	259	259	259
								10,009	10,003	10,053	1.97%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.32%	10/2023	06/2029	10,034	10,024	10,034	1.97%
Viper Bidco, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	11/2024	11/2031	9,900	9,857	9,900	1.94%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	5,210	5,203	5,210
	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	02/2024	10/2028	2,873	2,862	2,873
	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	11/2024	10/2028	686	684	686
	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	589	589	589
	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	255	255	255
	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	147	147	147
	First Lien(2)	SOFR(Q)	+	4.50%	8.49%	10/2023	10/2028	20	20	20
								9,780	9,760	9,780	1.92%
Businessolver.com, Inc.
Business Services	First Lien	SOFR(Q)	+	4.50%	8.17%	10/2023	12/2032	8,926	8,909	8,903	1.75%
OEConnection LLC
Business Services	First Lien	SOFR(M)	+	4.50%	8.23%	04/2024	12/2032	8,747	8,712	8,761	1.72%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	10/2023	10/2030	2,509	2,491	2,509
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	10/2024	10/2030	2,435	2,430	2,435
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2030	2,046	2,041	2,046
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	863	861	863
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	832	830	832
								8,685	8,653	8,685	1.70%
Coupa Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.09%	11/2024	02/2030	8,527	8,527	8,527	1.67%
Jeppesen Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.59%	10/2025	11/2032	8,494	8,471	8,473	1.66%
Einstein Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.50%	10.36%	01/2025	01/2031	8,342	8,269	8,258	1.62%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	08/2024	08/2031	5,011	4,990	5,011
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	08/2024	08/2031	2,946	2,934	2,946
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.43%	08/2024	08/2031	204	204	204
								8,161	8,128	8,161	1.60%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Vessco Midco Holdings, LLC
Business Services	First Lien(2)	SOFR(M)	+	4.50%	8.42%	07/2024	07/2031	$5,953	$5,928	$5,953
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.50%	8.28%	07/2024	07/2031	1,640	1,634	1,640
	First Lien(2)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	501	499	501
								8,094	8,061	8,094	1.59%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	8.72%	10/2023	12/2029	5,822	5,819	5,822
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	07/2023	12/2029	1,146	1,138	1,146
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	8.72%	08/2024	12/2029	613	611	613
								7,581	7,568	7,581	1.49%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	8.84%	03/2024	09/2028	7,504	7,480	7,503	1.47%
Acumatica Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	7,245	7,245	7,245	1.42%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	7.85%	06/2024	08/2028	7,182	6,952	6,640
	Second Lien(2)	SOFR(Q)	+	6.50%	10.60%	01/2025	08/2029	594	565	594
								7,776	7,517	7,234	1.42%
Diamondback Acquisition, Inc.
Software	First Lien(2)	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	7,042	7,025	7,024
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	182	182	182
								7,224	7,207	7,206	1.41%
Model N, Inc.
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	06/2024	06/2031	7,205	7,175	7,205	1.41%
NC Topco, LLC
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.50%	8.22%	08/2024	09/2031	7,137	7,108	7,137	1.40%
iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	9.61%	09/2023	08/2028	6,981	6,962	6,793
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	9.59%	03/2024	08/2028	117	119	114
								7,098	7,081	6,907	1.36%
Runway Bidco, LLC
Software	First Lien(2)	SOFR(Q)	+	5.00%	8.67%	12/2024	12/2031	6,864	6,834	6,864	1.35%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	3,179	3,176	3,179
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	2,137	2,134	2,137
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	07/2025	10/2029	247	246	247
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	183	183	183
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	65	65	65
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	30	30	30
								6,741	6,733	6,741	1.32%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.50%	8.17%	10/2023	05/2029	6,749	6,734	6,682	1.31%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Superman Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	4.50%	8.17%	08/2024	08/2031	$4,985	$4,975	$4,986
	First Lien(2)	SOFR(Q)	+	4.50%	8.17%	08/2024	08/2031	1,627	1,623	1,627
								6,612	6,598	6,613	1.30%
Pioneer Buyer I, LLC
Software	First Lien(2)	SOFR(Q)	+	5.00%	8.67%	11/2025	11/2029	5,786	5,786	5,786
	First Lien(2)	SOFR(Q)	+	5.00%	8.67%	11/2025	11/2028	682	682	682
								6,468	6,468	6,468	1.27%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	9.07%	10/2023	04/2029	7,168	7,019	6,344	1.25%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	9.57%	06/2024	08/2029	3,523	3,523	3,523
	First Lien(2)	SOFR(Q)	+	6.00%	9.82%	09/2023	08/2029	1,927	1,921	1,927
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.07%	08/2024	08/2029	853	850	853
								6,303	6,294	6,303	1.24%
Meta Buyer LLC
Healthcare	First Lien	SOFR(S)	+	5.25%	8.94%	12/2025	12/2031	6,314	6,283	6,283	1.23%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	4.25%	7.97%	11/2023	11/2030	6,265	6,258	6,265	1.23%
HIG Operations Holdings, Inc.
Business Services	First Lien	SOFR(M)	+	4.50%	8.22%	03/2024	06/2031	6,175	6,165	6,175	1.21%
Maverick Bidco Inc.
Software	First Lien	SOFR(Q)	+	4.75%	8.54%	12/2025	12/2031	6,060	6,045	6,045	1.19%

YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.74%	06/2024	12/2030	5,871	5,868	5,871
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	12/2030	62	62	62
								5,933	5,930	5,933	1.16%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	5,903	5,881	5,903	1.16%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)	+	5.75%	9.47%	04/2024	04/2030	5,776	5,724	5,776	1.13%
AAH Topco, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	5.25%	9.07%	11/2023	12/2027	3,707	3,688	3,707
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	8.82%	03/2025	12/2027	1,825	1,818	1,825
								5,532	5,506	5,532	1.09%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.22%	01/2024	05/2029	5,272	5,265	5,272	1.03%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.75%	8.47%	05/2024	06/2031	2,469	2,454	2,469
	First Lien(2)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	2,786	2,770	2,786
								5,255	5,224	5,255	1.03%
Planview Parent, Inc.
Software	Second Lien(2)	SOFR(Q)	+	5.75%	9.42%	06/2024	12/2028	5,315	5,304	5,083	1.00%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.50%	8.22%	07/2023	10/2030	$1,806	$1,805	$1,806
	First Lien(2)	SOFR(M)	+	4.50%	8.22%	10/2024	10/2030	3,191	3,178	3,191
								4,997	4,983	4,997	0.98%
MRI Software LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	10/2024	02/2028	2,395	2,386	2,395
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	12/2023	02/2028	1,867	1,864	1,867
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	08/2024	02/2028	613	611	613
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2023	02/2028	74	76	74
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.42%	10/2025	02/2028	46	46	46
								4,995	4,983	4,995	0.98%
Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.47%	08/2025	02/2032	5,000	4,952	4,965	0.97%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	6.50%	10.34%	10/2024	11/2029	4,897	4,847	4,896	0.96%
ComPsych Investments Corp.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.61%	07/2024	07/2031	4,890	4,875	4,890	0.96%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(2)	SOFR(M)	+	5.50%	9.22%	07/2025	07/2033	4,756	4,733	4,732	0.93%
Asurion, LLC
Business Services	First Lien	SOFR(M)	+	4.25%	7.97%	06/2025	09/2030	4,523	4,399	4,527	0.89%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	9.23%	08/2025	08/2032	4,545	4,524	4,523	0.89%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	02/2025	12/2031	4,249	4,210	4,249	0.83%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.50%	8.17%	01/2024	01/2030	4,211	4,180	4,211	0.83%
Safety Borrower Holdings LLC
Business Services	First Lien(2)	SOFR(M)	+	4.75%	8.47%	03/2024	12/2032	4,139	4,139	4,139
	First Lien(2)(3) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	15	15	15
								4,154	4,154	4,154	0.82%
Optimizely North America Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	8.72%	10/2024	10/2031	3,970	3,953	3,970	0.78%
Wrench Group LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	10/2025	09/2032	3,929	3,909	3,909	0.77%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	3,882	3,813	3,889	0.76%
Diligent Corporation
Software	First Lien(2)	SOFR(Q)	+	5.00%	8.82%	04/2024	08/2030	3,137	3,128	3,137
	First Lien(2)	SOFR(Q)	+	5.00%	8.82%	04/2024	08/2030	538	536	538
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	8.75%	04/2024	08/2030	84	84	84
								3,759	3,748	3,759	0.74%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)	SOFR(M)*	+	2.75% +2.75%/PIK	9.23%	08/2024	08/2031	$3,428	$3,401	$3,428
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	8.73%	08/2024	08/2031	162	161	162
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	8.73%	08/2024	08/2030	128	127	128
								3,718	3,689	3,718	0.73%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.25%	7.98%	09/2023	09/2029	3,600	3,571	3,600	0.71%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.48%	10/2025	06/2029	2,133	2,123	2,133
	First Lien(2)	SOFR(Q)	+	4.50%	8.50%	06/2023	06/2029	1,451	1,446	1,451
								3,584	3,569	3,584	0.70%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.75%	8.47%	10/2023	12/2027	1,789	1,782	1,789
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	8.47%	10/2024	12/2027	1,766	1,760	1,766
								3,555	3,542	3,555	0.70%
Archduke Buyer, Inc.
Software	First Lien	SOFR(Q)	+	5.50%	9.27%	12/2025	12/2032	3,551	3,533	3,533	0.69%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)	+	6.00%	9.67%	05/2025	05/2030	3,371	3,348	3,345	0.66%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	4.75%	8.47%	08/2024	08/2031	3,225	3,212	3,225	0.63%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.07%	10/2024	09/2027	3,186	3,186	3,186	0.63%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	10.42%	12/2023	04/2029	3,119	3,087	3,119	0.61%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	5.25%	9.11%	08/2025	08/2031	3,111	3,097	3,096	0.61%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.84%	01/2025	02/2032	2,457	2,452	2,451
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	02/2032	576	575	576
								3,033	3,027	3,027	0.59%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.08%	05/2024	07/2028	4,910	4,906	3,021	0.59%
Vamos Bidco, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	01/2025	01/2032	3,010	2,996	2,995	0.59%
Lighthouse Buyer, Inc.
Business Services	First Lien	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	2,864	2,850	2,848
	First Lien(3) - Drawn	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	95	95	95
								2,959	2,945	2,943	0.58%
Low Voltage Holdings Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	2,914	2,904	2,903	0.57%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

RailPros Parent, LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.25%	8.13%	05/2025	05/2032	$2,914	$2,901	$2,899	0.57%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	9.72%	10/2023	11/2030	2,915	2,892	2,788
	First Lien(2)(3) - Drawn	SOFR(M)	+	6.00%	9.84%	10/2023	11/2029	39	40	37
								2,954	2,932	2,825	0.55%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.50%	8.25%	09/2024	09/2031	2,764	2,752	2,764	0.54%
Bonterra LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	03/2025	03/2032	2,250	2,245	2,244
	First Lien(2)	SOFR(Q)	+	4.75%	8.69%	03/2025	03/2032	244	244	244
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.69%	10/2025	03/2032	232	230	230
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	37	37	36
								2,763	2,756	2,754	0.54%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	2,085	2,085	2,085
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	284	281	284
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	8.92%	03/2024	05/2028	256	256	256
								2,625	2,622	2,625	0.52%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	2,442	2,433	2,442
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.34%	01/2024	02/2031	143	143	143
								2,585	2,576	2,585	0.51%
HP TLE Buyer, Inc.
Education	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	2,578	2,567	2,566	0.50%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	1,817	1,817	1,817
	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	699	692	699
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2025	02/2031	41	42	40
								2,557	2,551	2,556	0.50%
Foreside Financial Group, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.22%	10/2024	09/2027	1,767	1,767	1,767
	First Lien(2)	SOFR(Q)	+	5.25%	9.22%	10/2024	09/2027	506	506	506
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.08%	03/2024	09/2027	270	267	270
								2,543	2,540	2,543	0.50%
DigiCert, Inc.
Software	First Lien(2)	SOFR(M)	+	5.75%	9.47%	07/2025	07/2030	2,440	2,423	2,423	0.48%
MedX Holdings, LLC
Healthcare	First Lien(2)	SOFR(M)	+	4.75%	8.47%	07/2025	07/2032	2,367	2,356	2,355	0.46%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	2,353	2,342	2,353	0.46%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.09%	11/2023	11/2030	2,150	2,139	2,150	0.42%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

eResearchTechnology, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	$1,708	$1,692	$1,708
	First Lien(2)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	284	282	284
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	45	45	45
								2,037	2,019	2,037	0.40%
LogRhythm, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.50%	11.34%	07/2024	07/2029	2,098	2,074	1,997	0.39%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.25%	8.15%	10/2025	10/2032	1,936	1,934	1,933	0.38%
Databricks, Inc.
Software	First Lien(2)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2031	1,933	1,925	1,923	0.38%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	910	902	910
	First Lien(2)	SOFR(Q)	+	4.50%	8.34%	08/2023	08/2029	696	690	696
	First Lien(2)	SOFR(Q)	+	4.50%	8.34%	07/2024	08/2029	196	195	196
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	16	17	16
								1,818	1,804	1,818	0.36%
Xactly Corporation
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.17%	07/2024	07/2027	1,787	1,787	1,766	0.35%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.60%	11/2024	11/2031	1,234	1,226	1,234
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	8.63%	11/2024	11/2031	244	243	244
	First Lien(2)	SOFR(Q)	+	4.75%	8.44%	07/2025	11/2031	204	202	204
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.60%	11/2024	11/2031	83	83	83
								1,765	1,754	1,765	0.35%
Centegix Intermediate II, LLC
Business Services	First Lien(2)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	1,607	1,599	1,599
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	159	159	159
								1,766	1,758	1,758	0.35%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(2)	SOFR(M)	+	5.25%	8.97%	02/2024	02/2031	1,588	1,581	1,588	0.31%
Javelin Buyer, Inc.
Software	Second Lien(2)	SOFR(Q)	+	5.00%	8.82%	10/2024	12/2032	1,530	1,524	1,530	0.30%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	1,446	1,439	1,439
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	8	8	8
								1,454	1,447	1,447	0.28%
Galway Borrower LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.17%	04/2024	09/2028	894	884	894
	First Lien(2)	SOFR(Q)	+	4.50%	8.17%	04/2024	09/2028	539	536	539
								1,433	1,420	1,433	0.28%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	$1,439	$1,431	$1,431	0.28%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.84%	04/2025	06/2028	1,330	1,330	1,343	0.26%
PDQ.COM Corporation
Software	First Lien(2)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2032	714	712	714
	First Lien(2)	SOFR(Q)	+	4.75%	8.62%	10/2023	10/2032	444	442	444
	First Lien(2)	SOFR(Q)	+	4.75%	8.61%	10/2023	10/2032	72	72	72
								1,230	1,226	1,230	0.24%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	8.47%	05/2024	03/2031	1,307	1,309	1,110	0.22%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.50%	8.23%	06/2024	12/2028	1,072	1,070	1,072	0.21%
TigerConnect, Inc.
Healthcare	First Lien(2)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	553	549	553
	First Lien(2)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	482	479	482
	First Lien(2)	SOFR(Q)	+	6.25%	10.25%	11/2024	08/2029	27	27	27
								1,062	1,055	1,062	0.21%
Vehlo Purchaser, LLC
Software	First Lien	SOFR(M)	+	5.50%	9.22%	06/2025	05/2028	958	952	954	0.19%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.25%	9.07%	09/2024	12/2029	762	758	762
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.25%	9.26%	03/2025	12/2029	137	136	137
								899	894	899	0.19%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.17%	04/2025	03/2032	812	796	796	0.16%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.00%	8.72%	05/2024	10/2029	735	732	735	0.14%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	676	676	676
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	12	12	12
	First Lien(2)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	38	38	38
								726	726	726	0.14%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(2)	SOFR(M)	+	5.25%	8.97%	11/2025	04/2030	706	704	704	0.15%
DT1 Midco Corp.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	671	668	667
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	16	16	16
								687	684	683	0.13%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	8.47%	07/2024	10/2028	316	315	316	0.06%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.00%	9.82%	11/2023	03/2028	$140	$139	$140
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.75%	9.71%	11/2023	03/2028	117	117	117
								257	256	257	0.06%
KPSKY Acquisition Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.75%	9.67%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$463,060	$460,868	$458,420	89.99%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien	SOFR(Q)	+	5.25%	8.92%	09/2025	10/2032	$4,776	$4,681	$4,761	0.93%
Cleanova US Holdings, LLC**
Business Products	First Lien(2)	SOFR(Q)	+	4.75%	8.48%	05/2025	06/2032	4,193	4,055	4,193	0.82%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	10.45%	02/2024	02/2030	2,439	2,416	2,439
	First Lien(2)	SOFR(Q)	+	6.50%	10.44%	02/2024	02/2030	1,383	1,377	1,383
								3,822	3,793	3,822	0.75%
Total Funded Debt Investments - United Kingdom								$12,791	$12,529	$12,776	2.50%
Funded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(2)	SOFR(Q)*	+	3.38% + 3.38%/PIK	10.42%	05/2024	05/2030	$2,390	$2,372	$2,390
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.25%	9.98%	05/2024	05/2030	60	60	60
								2,450	2,432	2,450	0.49%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	8.61%	06/2025	12/2029	941	939	941
	First Lien(2)	SOFR(Q)	+	4.75%	8.61%	12/2023	12/2029	664	659	664
								1,605	1,598	1,605	0.32%
Total Funded Debt Investments - Australia								$4,055	$4,030	$4,055	0.80%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.40%	06/2025	07/2031	$2,564	$2,564	$2,564
	First Lien(2)	SOFR(S)*	+	3.50% + 2.00%/PIK	9.12%	06/2025	07/2031	142	142	142
								2,706	2,706	2,706	0.53%
Total Funded Debt Investments - Jersey								$2,706	$2,706	$2,706	0.53%
Total Funded Debt Investments								$482,612	$480,133	$477,957	93.83%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(2)	SOFR(Q)	+	7.00%	10.86%	11/2024	01/2037	$472	$472	$479	0.09%
Total Structured Finance Obligations - United States								$472	$472	$479	0.09%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Equity - United States
HIG Intermediate, Inc. (6)
Business Services	Series A preferred shares(2)	Fixed(Q)	10.50%	10.50%	12/2024	—	3,443	$3,417	$3,443	0.68%
Eclipse Topco, Inc. (5)
Financial Services & Technology	Preferred Shares(2)	Fixed(S)*	12.50%/PIK	12.50%	09/2024	—	74	857	866	0.17%
FS WhiteWater Holdings, LLC (7)
Consumer Services	Class B preferred units(2)	Fixed(A)*	20.00%/PIK	20.00%	10/2024	—	330	52	52	0.01%
Total Shares - United States								$4,326	$4,361	0.86%
Total Shares								$4,326	$4,361	0.86%
Total Funded Investments								$484,931	$482,797	94.78%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(3) - Undrawn	—	—	—	12/2024	12/2028	$655	$—	$1
	First Lien(3) - Undrawn	—	—	—	04/2024	12/2032	818	(3)	—
							1,473	(3)	1	0.00%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	230	(1)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2027	4,558	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2026	1,258	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	12/2027	140	—	—
							1,398	—	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	487	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	346	—	—
							833	—	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(2)	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	340	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	10/2026	2,226	—	—
							2,566	—	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	198	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	10/2029	195	—	—
							393	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Business Services	First Lien(3) - Undrawn	—	—	—	12/2025	12/2027	$1,337	$—	$—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	73	—	—	—%
Coupa Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	02/2023	06/2027	773	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2023	02/2029	592	—	—
							1,365	—	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	373	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	10/2028	138	(1)	—
							511	(1)	—	—%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	274	(1)	—
							812	(2)	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,538	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2027	246	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	328	(2)	—
							574	(3)	—	—%
Icefall Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(3)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	1,669	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	132	—	—
							1,801	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	09/2028	744	(3)	—	—%
Model N, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	794	(3)	—
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	—
							2,283	(3)	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2027	336	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2028	297	(1)	—
							633	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	$457	$—	$—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	52	—	—	—%
PDQ.COM Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2027	396	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2032	217	(1)	—
							613	(1)	—	—%
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	05/2029	482	(1)	—	—%
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	3,175	—	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	10/2024	12/2032	251	—	—	—%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	106	(1)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(4)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(6)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	773	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2029	353	—	—
							1,126	—	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	661	(3)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2025	05/2028	487	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	344	—	—
							1,492	(3)	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,320	—	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2028	165	(1)	—	—%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	12/2025	12/2027	1,239	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2027	10	—	—
							1,249	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2030	$513	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	04/2025	11/2026	43	—	—
							556	—	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—	—%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	09/2024	09/2026	468	—	—	—%
Superman Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	726	(1)	—	—%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	33	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2030	265	(3)	—
							298	(3)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	1,414	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	480	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	435	(1)	—
							915	(1)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	543	(2)	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	814	—	—
							1,357	(2)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	898	(4)	—
NC Topco, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2031	814	(3)	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,036	—	—
							2,850	(3)	—	—%
Acumatica Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2032	742	—	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3) - Undrawn	—	—	—	07/2025	02/2028	66	—	—	—%
Anaplan, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2025	06/2028	47	—	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—	—	—	10/2025	06/2029	$122	$(1)	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2027	457	—	—
							579	(1)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2025	02/2031	193	—	—	—%
Pioneer Buyer I, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2025	11/2029	820	—	—	—%
HIG Operations Holdings, Inc.
Business Services	First Lien(3) - Undrawn	—	—	—	03/2024	09/2026	613	(3)	—	—%
Optimizely North America Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2031	375	(2)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	02/2025	12/2031	382	(3)	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2026	348	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	124	(1)	—
							472	(1)	—	—%
eResearchTechnology, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	03/2025	10/2031	161	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2025	01/2027	277	—	—
							438	(1)	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	05/2025	06/2027	1,026	(3)	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	832	(5)	—
							1,858	(8)	—	—%
Runway Bidco, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2024	12/2031	859	(4)	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	—
							2,577	(4)	—	—%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2032	264	—	—	—%
DigiCert, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2030	177	(1)	—	—%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Maverick Bidco Inc.
Software	First Lien(3) - Undrawn	—	—	—	12/2025	12/2031	$242	$(1)	$(1)
	First Lien(3) - Undrawn	—	—	—	12/2025	12/2027	303	—	—
							545	(1)	(1)	(0.00)%
Xactly Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	154	—	(2)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(3) - Undrawn	—	—	—	12/2025	12/2031	382	(2)	(2)
	First Lien(3) - Undrawn	—	—	—	12/2025	12/2028	2,386	—	—
							2,768	(2)	(2)	(0.00)%
Databricks, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	12/2024	07/2026	430	—	(2)	(0.00)%
Bonterra LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2027	657	—	(4)
	First Lien(2)(3) - Undrawn	—	—	—	03/2025	03/2032	208	(1)	(1)
							865	(1)	(5)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2025	08/2032	455	(2)	(2)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2032	567	(3)	(3)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2025	08/2032	122	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	08/2025	08/2027	469	—	(2)
							591	(1)	(3)	(0.00)%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2032	427	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	845	—	(2)
							1,272	(1)	(3)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)(3) - Undrawn	—	—	—	05/2025	05/2030	429	(3)	(3)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2032	180	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2025	01/2028	480	—	(3)
							660	(1)	(4)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	04/2025	10/2027	584	(1)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	04/2025	04/2032	366	(1)	(1)
							950	(2)	(3)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Meta Buyer LLC
Healthcare	First Lien(3) - Undrawn	—	—	—	12/2025	12/2027	$1,731	$—	$—
	First Lien(3) - Undrawn	—	—	—	12/2025	12/2031	1,132	(4)	(4)
	First Lien(3) - Undrawn	—	—	—	12/2025	03/2026	865	—	—
							3,728	(4)	(4)	(0.00)%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(2)(3) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
							1,765	—	(5)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2032	890	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2032	679	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2032	228	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2032	912	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2025	10/2032	25	—	—
							2,734	(4)	(4)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2025	09/2031	536	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	10/2025	09/2027	536	—	(3)
							1,072	(3)	(6)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	09/2025	09/2032	776	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	09/2025	09/2027	1,437	—	(4)
							2,213	(2)	(6)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	238	(2)	(7)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2025	05/2027	899	—	(4)
	First Lien(2)(3) - Undrawn	—	—	—	05/2025	05/2032	449	(2)	(2)
							1,348	(2)	(6)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	08/2025	08/2031	346	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2025	08/2027	1,037	—	(4)
							1,383	(2)	(6)	(0.00)%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MedX Holdings, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2032	$419	$(2)	$(2)
	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2027	985	—	(5)
							1,404	(2)	(7)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2032	378	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	1,260	—	(6)
							1,638	(2)	(8)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2031	863	(7)	(9)	(0.00)%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(2)	(10)	(0.01)%
DT1 Midco Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2025	12/2030	337	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	06/2025	04/2027	2,231	—	(11)
							2,568	(2)	(13)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	349	(3)	(15)	(0.01)%
Total Unfunded Debt Investments - United States							$86,034	$(134)	$(138)	(0.03)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	$524	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	273	(3)	—
							797	(3)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2025	12/2028	99	—	—	—%
Total Unfunded Debt Investments - Australia							$896	$(3)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	$774	$(7)	$—
Total Unfunded Debt Investments - United Kingdom							$774	$(7)	$—	—%
Total Unfunded Debt Investments							$87,704	$(144)	$(138)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$484,787	$482,659	94.75%
Total Investments								$484,787	$482,659	94.75%

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
December 31, 2025
(in thousands, except shares)
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
(4)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2025.
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
(7)The Company holds preferred equity in FS WhiteWater Holdings, LLC, a first lien term loan and two first lien delayed draws in in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC.
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, 3.84% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025

December 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	95.08%
Second lien	3.50%
Subordinated	0.42%
Structured finance obligations	0.10%
Equity and other	0.90%
Total investments	100.00%

December 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Business Services	34.13%
Software	30.52%
Financial Services & Technology	14.79%
Healthcare	10.32%
Consumer Services	4.46%
Education	3.34%
Business Products	0.87%
Food & Beverage	0.69%
Packaging	0.63%
Distribution & Logistics	0.15%
Investment Fund	0.10%
Total investments	100.00%

December 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.67%
Fixed rates	1.33%
Total investments	100.00%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Viper Bidco, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.52%	11/2024	11/2031	$10,000	$9,951	$9,950	2.98%
Sierra Enterprises, LLC
Food & Beverage	First Lien(2)	SOFR(Q)	+	6.75%	11.34%	05/2023	05/2027	9,947	9,127	9,947	2.97%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	7,823	7,820	7,823
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	1,260	1,257	1,260
	Subordinated(2)	FIXED(Q)*	+	14.25%/PIK	14.25%	05/2024	05/2030	481	480	481
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.28%	05/2024	07/2028	244	243	244
	First Lien(2)(3) - Drawn	SOFR(Q)	+	6.50%	11.32%	05/2024	07/2028	101	101	101
								9,909	9,901	9,909	2.96%
Diamondback Acquisition, Inc.
Software	First Lien(2)	SOFR(M)	+	5.50%	9.96%	10/2024	09/2028	9,188	9,143	9,188	2.75%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	5,266	5,255	5,266
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.00%	9.44%	02/2024	10/2028	2,077	2,066	2,077
	First Lien(2)	SOFR(Q)	+	5.00%	9.50%	11/2024	10/2028	693	691	693
	First Lien(2)	SOFR(Q)	+	5.00%	9.57%	10/2023	10/2028	595	595	595
	First Lien(2)	SOFR(Q)	+	5.00%	9.56%	10/2023	10/2028	257	257	257
	First Lien(2)	SOFR(Q)	+	5.00%	9.50%	10/2023	10/2028	148	148	148
	First Lien(2)	SOFR(Q)	+	5.00%	9.55%	10/2023	10/2028	21	21	21
								9,057	9,033	9,057	2.71%
Coupa Holdings, LLC
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.84%	11/2024	02/2030	8,614	8,614	8,614	2.58%
Accession Risk Management Group, Inc.
Business Services	First Lien	SOFR(Q)	+	4.75%	9.32%	09/2024	11/2029	6,426	6,408	6,435
	First Lien	SOFR(Q)	+	4.75%	9.26%	08/2023	11/2029	1,983	1,983	1,986
	First Lien	SOFR(Q)	+	4.75%	9.33%	08/2024	11/2029	182	182	182
								8,591	8,573	8,603	2.57%
IG Investments Holdings, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.67%	03/2024	09/2028	7,579	7,547	7,579	2.27%
OEConnection LLC
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	04/2024	04/2031	7,348	7,314	7,348	2.20%
Model N, Inc.
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	9.33%	06/2024	06/2031	7,278	7,244	7,242	2.17%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	9.71%	10/2023	04/2029	7,242	7,053	7,146	2.14%
OA Buyer, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	4.75%	9.11%	06/2024	12/2028	7,112	7,096	7,112	2.13%
NC Topco, LLC
Financial Services & Technology	First Lien(2)	SOFR(M)*	+	2.50% +2.75%/PIK	9.61%	08/2024	09/2031	7,126	7,092	7,090	2.12%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.75%	10.38%	09/2023	08/2028	$6,981	$6,955	$6,928
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.34%	03/2024	08/2028	71	73	71
								7,052	7,028	6,999	2.09%
USRP Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2029	5,883	5,877	5,883
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	07/2023	12/2029	1,112	1,100	1,112
								6,995	6,977	6,995	2.09%
Runway Bidco, LLC
Software	First Lien	SOFR(Q)	+	5.00%	9.33%	12/2024	12/2031	6,916	6,882	6,881	2.06%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)	SOFR(M)	+	5.25%	9.61%	09/2024	05/2029	4,516	4,516	4,516
	First Lien(2)	SOFR(M)	+	5.75%	10.11%	10/2023	05/2029	2,302	2,283	2,302
								6,818	6,799	6,818	2.04%
Bullhorn, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	3,179	3,176	3,179
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	2,137	2,133	2,137
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	818	817	818
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	183	183	183
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	82	82	82
	First Lien(2)	SOFR(M)	+	5.00%	9.36%	05/2024	10/2029	65	65	65
								6,464	6,456	6,464	1.93%
Michael Baker International, LLC
Business Services	First Lien	SOFR(M)	+	4.75%	9.11%	05/2024	12/2028	6,426	6,433	6,450	1.93%
Brave Parent Holdings, Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	5,938	5,929	5,938
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	11/2023	11/2030	391	390	391
								6,329	6,319	6,329	1.89%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	5,024	5,000	4,999
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	935	931	931
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	08/2031	147	146	146
								6,106	6,077	6,076	1.82%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)	SOFR(M)	+	4.75%	9.11%	07/2024	07/2031	5,561	5,534	5,533
	First Lien(2)(3) - Drawn	SOFR(S)	+	4.75%	9.04%	07/2024	07/2031	488	486	486
								6,049	6,020	6,019	1.80%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)	SOFR(S)	+	4.75%	9.03%	05/2024	12/2028	5,903	5,875	5,903	1.76%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)	SOFR(M)	+	4.50%	8.86%	08/2023	11/2028	$4,556	$4,547	$4,556
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.11%	03/2024	11/2028	1,227	1,222	1,227
								5,783	5,769	5,783	1.73%
CentralSquare Technologies, LLC
Software	First Lien(2)	SOFR(M)*	+	2.88% +3.38%/PIK	10.63%	04/2024	04/2030	5,666	5,603	5,666	1.69%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.26%	06/2024	08/2029	3,558	3,559	3,558
	First Lien(2)	SOFR(Q)	+	6.00%	10.52%	09/2023	08/2029	1,947	1,940	1,947
								5,505	5,499	5,505	1.65%
Planview Parent, Inc.
Software	Second Lien	SOFR(Q)	+	5.75%	10.08%	06/2024	12/2028	5,315	5,301	5,302	1.59%
Relativity ODA LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.86%	01/2024	05/2029	5,272	5,264	5,250	1.57%
YLG Holdings, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.09%	06/2024	12/2030	5,230	5,230	5,230	1.56%
Superman Holdings, LLC
Software	First Lien(2)	SOFR(M)	+	4.50%	8.86%	08/2024	08/2031	5,036	5,023	5,023	1.50%
Healthspan Buyer, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2023	10/2030	2,535	2,512	2,535
	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2024	10/2030	2,460	2,454	2,460
								4,995	4,966	4,995	1.49%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.72%	05/2024	07/2028	4,962	4,956	4,913	1.47%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.30%	10/2024	11/2029	4,971	4,911	4,909	1.47%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	8.60%	06/2024	08/2028	4,967	4,890	4,868	1.46%
Anaplan, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	10/2023	06/2029	4,667	4,654	4,667	1.40%
Syndigo LLC
Software	Second Lien(2)	SOFR(Q)	+	8.00%	12.89%	06/2024	12/2028	2,593	2,513	2,593
	First Lien	SOFR(Q)	+	4.50%	9.28%	08/2023	12/2027	1,969	1,882	1,975
								4,562	4,395	4,568	1.37%
MRI Software LLC
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	10/2024	02/2027	2,420	2,403	2,420
	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	1,887	1,881	1,887
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	08/2024	02/2027	59	58	59
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	12/2023	02/2027	18	18	18
								4,384	4,360	4,384	1.31%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	6.50%	10.86%	01/2024	01/2030	4,348	4,310	4,348	1.30%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.72%	03/2024	09/2027	$4,171	$4,171	$4,171
	First Lien(2)(3) - Drawn	P(Q)	+	4.25%	11.75%	10/2024	09/2027	67	67	67
								4,238	4,238	4,238	1.27%
QBS Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.27%	11/2024	11/2031	4,240	4,230	4,229	1.26%
Optimizely North America Inc.
Software	First Lien(2)	SOFR(M)	+	5.00%	9.36%	10/2024	10/2031	4,000	3,980	3,980	1.19%
Park Place Technologies, LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.61%	07/2024	03/2031	3,827	3,818	3,817
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.80%	07/2024	03/2030	129	129	129
								3,956	3,947	3,946	1.18%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.60%	12/2023	12/2030	2,038	2,020	2,038
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.74%	12/2023	12/2030	1,872	1,856	1,872
								3,910	3,876	3,910	1.17%
ComPsych Investments Corp.
Business Services	First Lien(2)	SOFR(Q)	+	4.75%	9.38%	07/2024	07/2031	3,881	3,872	3,872	1.16%
GraphPAD Software, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	3,666	3,657	3,656
	First Lien(2)(3) - Drawn	SOFR(Q)	+	4.75%	9.08%	06/2024	06/2031	92	91	91
								3,758	3,748	3,747	1.12%
Diligent Corporation
Software	First Lien(2)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	3,137	3,126	3,137
	First Lien(2)	SOFR(S)	+	5.00%	10.09%	04/2024	08/2030	538	536	538
								3,675	3,662	3,675	1.10%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	6.25%	10.64%	09/2023	09/2029	3,600	3,564	3,600	1.08%
Kaseya Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	3,222	3,197	3,222
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	246	243	246
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.83%	11/2023	06/2029	49	48	49
	First Lien(2)	SOFR(Q)	+	5.50%	10.09%	11/2023	06/2029	12	12	12
								3,529	3,500	3,529	1.06%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	3,258	3,242	3,242
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2024	08/2031	244	243	243
								3,502	3,485	3,485	1.04%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)	SOFR(Q)*	+	2.75% +2.75%/PIK	10.02%	08/2024	08/2031	$3,359	$3,327	$3,325
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.41%	08/2024	08/2030	39	39	39
								3,398	3,366	3,364	1.01%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	3,219	3,219	3,219	0.96%
Greenway Health, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	6.75%	11.08%	12/2023	04/2029	3,151	3,111	3,151	0.94%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)	SOFR(M)	+	6.00%	10.36%	10/2023	11/2030	2,944	2,918	2,944	0.88%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.75%	9.26%	09/2024	09/2031	2,764	2,751	2,750	0.82%
Oranje Holdco, Inc.
Software	First Lien(2)	SOFR(Q)	+	7.25%	11.82%	06/2024	02/2029	2,727	2,703	2,727	0.82%
GS Acquisitionco, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	2,506	2,507	2,506
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.25%	9.58%	03/2024	05/2028	202	198	202
								2,708	2,705	2,708	0.81%
Enverus Holdings, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	2,644	2,626	2,644
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.50%	9.86%	12/2023	12/2029	6	6	6
								2,650	2,632	2,650	0.79%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.71%	11/2023	12/2027	2,522	2,503	2,522	0.75%
Ciklum Inc.**
Business Services	First Lien(2)	SOFR(Q)	+	6.50%	11.17%	02/2024	02/2030	2,464	2,436	2,464	0.74%
Adelaide Borrower, LLC**
Business Services	First Lien(2)	SOFR(Q)	+	6.25%	10.58%	05/2024	05/2030	2,349	2,328	2,349	0.70%
Pushpay USA Inc.**
Financial Services & Technology	First Lien	SOFR(Q)	+	4.50%	8.83%	08/2024	08/2031	2,255	2,234	2,275	0.68%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.75%	9.21%	07/2023	10/2030	1,824	1,823	1,824
	First Lien(2)(3) - Drawn	SOFR(M)	+	4.75%	9.21%	10/2024	10/2030	385	383	385
								2,209	2,206	2,209	0.66%
PDI TA Holdings, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.09%	01/2024	02/2031	1,938	1,930	1,938
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	10.00%	01/2024	02/2031	252	250	252
								2,190	2,180	2,190	0.66%
Nielsen Consumer Inc.**
Business Services	First Lien	SOFR(M)	+	4.75%	9.11%	06/2024	03/2028	2,156	2,124	2,151	0.64%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)	SOFR(M)	+	4.75%	9.11%	05/2024	06/2031	2,166	2,151	2,150	0.64%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

LogRhythm, Inc.
Software	First Lien(2)	SOFR(M)	+	7.50%	11.86%	07/2024	07/2029	$2,098	$2,069	$2,098	0.63%
RxB Holdings, Inc.
Healthcare	First Lien(2)	SOFR(M)	+	5.25%	9.61%	06/2023	12/2027	1,965	1,929	1,965	0.59%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	9.11%	05/2024	03/2031	1,990	1,992	1,963	0.59%
CommerceHub, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.90%	06/2023	12/2027	1,960	1,805	1,960	0.59%
Databricks, Inc.
Software	First Lien	SOFR(Q)	+	4.50%	8.83%	12/2024	01/2031	1,933	1,924	1,923	0.58%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	5.00%	9.36%	10/2023	12/2027	1,807	1,793	1,807
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	10/2024	12/2027	57	56	57
								1,864	1,849	1,864	0.56%
KENE Acquisition, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.25%	9.84%	02/2024	02/2031	1,755	1,739	1,755
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.25%	9.59%	02/2024	02/2031	81	80	81
								1,836	1,819	1,836	0.55%
Businessolver.com, Inc.
Business Services	First Lien(2)	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	1,729	1,729	1,729
	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.50%	9.93%	10/2023	12/2027	74	74	74
								1,803	1,803	1,803	0.54%
Xactly Corporation
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.86%	07/2024	07/2027	1,787	1,787	1,767	0.53%
Next Holdco, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.75%	10.27%	11/2023	11/2030	1,747	1,736	1,747	0.52%
Foreside Financial Group, LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	1,210	1,209	1,210
	First Lien(2)	SOFR(M)	+	5.25%	9.71%	10/2024	09/2027	511	511	511
								1,721	1,720	1,721	0.51%
CB Buyer, Inc.
Financial Services & Technology	First Lien(2)	SOFR(M)	+	5.25%	9.61%	07/2024	07/2031	1,654	1,646	1,646	0.49%
More cowbell II LLC
Financial Services & Technology	First Lien(2)	SOFR(A)	+	5.00%	8.89%	08/2023	09/2030	1,554	1,544	1,554
	First Lien(2)(3) - Drawn	SOFR(S)	+	5.00%	9.33%	08/2023	09/2029	89	89	89
								1,643	1,633	1,643	0.49%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(2)	SOFR(M)	+	5.25%	9.61%	02/2024	02/2031	1,604	1,596	1,604	0.48%
Javelin Buyer, Inc.
Software	Second Lien(2)	SOFR(Q)	+	5.25%	9.69%	10/2024	12/2032	1,530	1,523	1,522	0.46%
Avalara, Inc.
Software	First Lien(2)	SOFR(Q)	+	6.25%	10.58%	01/2024	10/2028	1,515	1,515	1,515	0.45%
Disco Parent, Inc.
Financial Services & Technology	First Lien(2)	SOFR(Q)	+	7.50%	12.01%	10/2024	03/2029	1,514	1,500	1,514	0.45%
The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Galway Borrower LLC
Business Services	First Lien(2)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	$903	$890	$894
	First Lien(2)	SOFR(Q)	+	4.50%	8.83%	04/2024	09/2028	545	542	540
								1,448	1,432	1,434	0.43%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	1,311	1,302	1,311	0.39%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.57%	11/2024	11/2031	$1,244	$1,234	$1,234
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.46%	11/2024	11/2031	58	58	58
								1,302	1,292	1,292	0.39%
KENG Acquisition, Inc.
Business Services	First Lien(2)	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	919	910	919
	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.36%	08/2023	08/2029	313	310	313
								1,232	1,220	1,232	0.37%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)	SOFR(S)	+	5.25%	9.63%	06/2023	06/2028	970	964	970	0.29%
FS WhiteWater Holdings, LLC (7)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)	SOFR(Q)	+	5.75%	10.23%	09/2024	12/2027	919	910	919	0.27%
TigerConnect, Inc.
Healthcare	First Lien(2)	SOFR(S)*	+	3.38% +3.38%/PIK	11.39%	11/2024	02/2028	553	549	553	0.17%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)	SOFR(M)	+	5.25%	9.61%	05/2024	10/2029	525	523	525	0.16%
PDQ.com Corporation
Software	First Lien(2)	SOFR(Q)	+	4.75%	9.41%	10/2023	08/2027	449	446	449	0.13%
Calabrio, Inc.
Software	First Lien(2)	SOFR(Q)	+	5.50%	10.01%	01/2024	04/2027	240	238	240	0.07%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3) - Drawn	SOFR(S)	+	4.75%	9.18%	06/2024	12/2028	234	232	234	0.07%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.42%	11/2023	03/2028	111	111	108	0.03%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3) - Drawn	SOFR(M)	+	5.00%	9.37%	07/2024	10/2028	28	27	28	0.01%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Drawn	SOFR(Q)	+	5.75%	10.36%	11/2023	10/2028	9	9	9	—%
Total Funded Debt Investments - United States								$373,368	$370,455	$372,559	111.44%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)	SOFR(Q)	+	5.00%	9.63%	12/2023	12/2029	$671	$665	$671	0.20%
Total Funded Debt Investments - Australia								$671	$665	$671	0.20%
Total Funded Debt Investments								$374,039	$371,120	$373,230	111.64%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)		Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations	SOFR(S)	+	7.00%	11.46%	11/2024	01/2037	$472	$472	$472	0.14%
Total Structured Finance Obligations - United States								$472	$472	$472	0.14%
Equity - United States
HIG Intermediate, Inc. (6)
Business Services	Preferred Shares(2)	FIXED(Q)*		11.00%/PIK	11.00%	12/2024	—	3,443	3,417	3,417	1.02%
Eclipse Topco, Inc. (5)
Financial Services & Technology	Preferred Shares(2)	FIXED(S)*	+	12.50%/PIK	12.50%	09/2024	—	74	759	759	0.23%
FS WhiteWater Holdings, LLC (7)
Consumer Services	Preferred Shares(2)	FIXED(A)*	+	20.00%/PIK	20.00%	10/2024	—	330	43	43	0.01%
Total Shares - United States									$4,219	$4,219	1.26%
Total Shares									$4,219	$4,219	1.26%
Total Funded Investments									$375,811	$377,921	113.04%
Unfunded Debt Investments - United States
Accession Risk Management Group, Inc.
Business Services	First Lien(3) - Undrawn	—		—	—	08/2024	08/2026	$1,022	$(2)	$1
	First Lien(3) - Undrawn	—		—	—	08/2024	11/2029	134	—	—
								1,156	(2)	1	—%
HIG Intermediate, Inc. (6)
Higginbotham Insurance Agency, Inc.
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,011	—	—	—%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—		—	—	10/2024	10/2026	2,826	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—		—	—	11/2024	09/2028	744	(4)	—	—%
Avalara, Inc.
Software	First Lien(2)(3) - Undrawn	—		—	—	01/2024	10/2028	152	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	1,941	—	—
	First Lien(2)(3) - Undrawn	—		—	—	10/2024	09/2027	100	—	—
								2,041	—	—	—%
Riskonnect Parent, LLC
Software	First Lien(2)(3) - Undrawn	—		—	—	03/2024	03/2026	3,175	—	—	—%
AAH Topco, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—		—	—	11/2023	11/2025	1,219	—	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Businessolver.com, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	06/2025	$237	$—	$—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2025	843	—	—	—%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,539	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2024	12/2030	464	—	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	663	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	10/2028	138	(1)	—
							801	(1)	—	—%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(3)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2023	07/2025	45	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,390	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	12/2029	353	(1)	—
							1,788	(1)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	445	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	10/2029	225	—	—
							670	—	—	—%
PDI TA Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2026	199	—	—
	First Lien(2)(3) - Undrawn	—	—	—	01/2024	02/2031	195	(1)	—
							394	(1)	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	230	(1)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	816	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	10/2028	165	(1)	—
							981	(1)	—	—%
Next Holdco, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	451	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—
							620	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2025	$295	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	08/2027	163	(1)	—
							458	(1)	—	—%
Enverus Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	133	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	197	(1)	—
							330	(1)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	289	(1)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	03/2026	709	—	—
	First Lien(2)(3) - Undrawn	—	—	—	03/2024	05/2028	691	(1)	—
							1,400	(1)	—	—%
KENE Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2026	699	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2031	234	(2)	—
							933	(2)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	197	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	08/2029	253	(2)	—
							838	(2)	—	—%
Adelaide Borrower, LLC**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	524	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	333	(3)	—
							857	(3)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	09/2023	09/2029	313	(3)	—	—%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2025	388	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	388	(3)	—
							776	(3)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	01/2024	01/2030	414	(4)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OEConnection LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	$1,282	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2031	801	(4)	—
							2,083	(4)	—	—%
DOXA Insurance Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	1,523	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2025	66	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	12/2029	440	(4)	—
							2,029	(4)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2023	10/2030	614	(5)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2030	630	(7)	—	—%
Databricks, Inc.
Software	First Lien(3) - Undrawn	—	—	—	12/2024	07/2026	430	—	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	457	—	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	11/2024	12/2025	22	—	—	—%
Coupa Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	08/2025	773	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	02/2029	592	—	—
							1,365	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2023	04/2025	555	—	—	—%
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	08/2025	3,096	—	—
	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	774	(8)	—
							3,870	(8)	—	—%
Kaseya Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2029	144	(1)	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	06/2025	939	—	—
							1,083	(1)	—	—%
More cowbell II LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2025	171	—	—
	First Lien(2)(3) - Undrawn	—	—	—	08/2023	09/2029	133	(1)	—
							304	(1)	—	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Brave Parent Holdings, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2023	05/2025	$286	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2030	340	—	—
							626	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2026	2,978	—	—
	First Lien(2)(3) - Undrawn	—	—	—	10/2024	12/2027	140	(1)	—
							3,118	(1)	—	—%
MRI Software LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2026	557	—	—
	First Lien(2)(3) - Undrawn	—	—	—	12/2023	02/2027	303	(2)	—
							860	(2)	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	244	—	—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	07/2028	506	—	—
							750	—	—	—%
Diligent Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	04/2024	04/2026	538	(2)	—
	First Lien(2)(3) - Undrawn	—	—	—	04/2024	08/2030	359	(1)	—
							897	(3)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	10/2024	09/2027	200	—	—	—%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,179	—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2026	497	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	149	(1)	(1)
							646	(1)	(1)	—%
QBS Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	11/2024	11/2031	448	(1)	(1)	—%
Xactly Corporation
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	154	—	(2)	—%
Optimizely North America Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	10/2024	10/2031	375	(2)	(2)	—%
Relativity ODA LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2024	05/2029	482	(1)	(2)	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	03/2024	08/2028	$285	$(2)	$(2)	—%
Eclipse Topco, Inc. (5)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	09/2024	09/2026	468	—	(2)	—%
Park Place Technologies, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	03/2030	321	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	09/2025	601	(1)	(2)
							922	(2)	(3)	—%
Zone Climate Services, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	1,111	—	—
	First Lien(2)(3) - Undrawn	—	—	—	11/2023	03/2028	111	(1)	(3)
							1,222	(1)	(3)	—%
ComPsych Investments Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2027	1,111	—	(3)	—%
GraphPAD Software, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	345	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	827	(2)	(2)
							1,172	(3)	(3)	—%
CB Buyer, Inc.
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	182	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	467	—	(2)
							649	(1)	(3)	—%
Runway Bidco, LLC
Software	First Lien(3) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	—
	First Lien(3) - Undrawn	—	—	—	12/2024	12/2031	859	(4)	(4)
							2,577	(4)	(4)	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	299	(1)	(1)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	815	—	(4)
							1,114	(1)	(5)	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2026	327	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	06/2030	458	(3)	(3)
							785	(3)	(5)	—%

The accompanying notes are an integral part of these financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Superman Holdings, LLC
Software	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	$726	$(2)	$(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	1,639	—	(4)
							2,365	(2)	(6)	—%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	196	—	(2)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2030	353	(4)	(4)
							549	(4)	(6)	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2031	618	(3)	(3)
	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2026	1,366	—	(7)
							1,984	(3)	(10)	—%
Model N, Inc.
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2031	794	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	(8)
							2,283	(4)	(12)	(0.01)%
NC Topco, LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	08/2024	09/2031	814	(4)	(4)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,036	—	(10)
							2,850	(4)	(14)	(0.01)%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2031	955	(5)	(5)
	First Lien(2)(3) - Undrawn	—	—	—	08/2024	08/2026	2,018	—	(10)
							2,973	(5)	(15)	(0.01)%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	11/2023	11/2025	784	—	(24)	(0.01)%
Total Unfunded Debt Investments - United States							$77,979	$(116)	$(127)	(0.04)%
Total Unfunded Debt Investments							$77,979	$(116)	$(127)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$375,695	$377,794	113.00%
Total Investments								$375,695	$377,794	113.00%

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
(6)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in Higginbotham Insurance Agency, Inc., a whollyowned subsidiary of HIG Intermediate, Inc.
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

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	95.81%
Second lien	2.49%
Subordinated	0.46%
Structured finance obligations	0.12%
Equity and other	1.12%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Business Services	33.67%
Software	30.65%
Financial Services & Technology	14.72%
Healthcare	10.57%
Education	3.18%
Consumer Services	3.16%
Food & Beverage	2.63%
Packaging	1.30%
Investment Fund	0.12%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.46%
Fixed rates	1.54%
Total investments	100.00%

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C.
December 31, 2025
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
The Company conducted a private offering (the "Private Offering") of units of the Company's limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Closings occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to the limited liability company agreement, as amended and restated on July 10, 2023, (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. At the end of the Closing Period, the Company had aggregate Capital Commitments from investors of $512,405. The Company accepted and drew down on Capital Commitments from investors throughout and after the Closing Period. The final drawdown of Capital Commitments closed on December 15, 2025. The Company commenced loan origination and investment activities on May 24, 2023. The "Investment Period" began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period. The term of the Company is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one-year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by the Company's board of directors.
The Company established New Mountain Guardian IV Income Fund SPV L.L.C. ("GIV Income SPV") on December 18, 2025 as a wholly-owned direct subsidiary of the Company. As of December 31, 2025, there were no assets or liabilities held in GIV Income SPV.
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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. The Company generally does not hold any last-out positions. In some cases, the Company’s investments may also include equity interests.
As of December 31, 2025, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
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
December 31, 2025
(in thousands, except unit data)
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company recognized PIK interest from investments of approximately $772, $841 and $154, respectively, and PIK dividends from investments of $108, $55 and $0, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
December 31, 2025. The 2023 tax year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Note 3. Investments
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$460,908	$458,865
Second lien	17,078	16,904
Subordinated	2,003	2,050
Structured finance obligations	472	479
Equity and other	4,326	4,361
Total investments	$484,787	$482,659

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Business Services	$164,057	$164,717
Software	147,745	147,292
Financial Services & Technology	71,193	71,399
Healthcare	49,573	49,808
Consumer Services	21,615	21,541
Education	17,100	16,141
Packaging	4,906	3,021
Business Products	4,055	4,193
Food & Beverage	3,345	3,342
Distribution & Logistics	726	726
Investment Fund	472	479
Total investments	$484,787	$482,659

(1) During the year ended December 31, 2025, the Company updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the financial statements as of and for the year ended December 31, 2025.
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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Business Services	$126,825	$127,162
Software	115,270	115,791
Financial Services & Technology	55,434	55,626
Healthcare	39,798	39,936
Education	11,943	12,014
Consumer Services	11,870	11,933
Food & Beverage	9,127	9,947
Packaging	4,956	4,913
Investment Fund	472	472
Total investments	$375,695	$377,794

(1) During the year ended December 31, 2025, the Company updated its investment industry classification to better reflect the business mix of underlying portfolio companies. The Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the financial statements as of and for the year ended December 31, 2025.
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
The Company invests a significant portion of its portfolio in unitranche loans, which combine both senior and subordinated debt, generally in a first-lien position. Such loans have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans typically allow a borrower to make a lump sum payment of the principal at the end of the loan term. If the borrower is unable to pay the lump sum, or refinance the amount owed at maturity, the Company may lose the value of its investment. The Company will be subject to heightened risk similar to the risks of subordinated or second lien loans described above to the extent the Company invests in the "last out" tranche of a unitranche loan. The Company generally does not hold any last-out positions.
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
December 31, 2025
(in thousands, except unit data)
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$458,865	$—	$41,193	$417,672
Second lien	16,904	—	4,965	11,939
Subordinated	2,050	—	—	2,050
Structured finance obligations	479	—	—	479
Equity and other	4,361	—	—	4,361
Total investments	$482,659	$—	$46,158	$436,501

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
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
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$—	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	24	24	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	272	358	(171)	43	7	35
Purchases, including capitalized PIK and revolver fundings	189,157	183,491	5,293	266	—	107
Proceeds from sales and paydowns of investments	(87,843)	(85,250)	(2,593)	—	—	—
Transfers into Level III (1)	22,726	15,436	6,818	—	472	—
Transfers out of Level III (1)	(19,510)	(17,987)	(1,523)	—	—	—
Fair value, December 31, 2025	$436,501	$417,672	$11,939	$2,050	$479	$4,361
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$398	$490	$(177)	$43	$7	$35

(1)As of December 31, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$76,117	$75,365	$752	$—	$—
Total gains or losses included in earnings:
Net realized gains (losses) on investments	5	5	—	—	—
Net change in unrealized appreciation (depreciation) of investments	1,701	1,588	109	4	—
Purchases, including capitalized PIK and revolver fundings	294,832	284,847	4,029	1,737	4,219
Proceeds from sales and paydowns of investments	(41,604)	(40,829)	(775)	—	—
Transfers into Level III (1)	2,975	2,975	—	—	—
Transfers out of Level III (1)	(2,351)	(2,351)	—	—	—
Fair value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$4,219
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,544	$1,455	$85	$4	$—

(1)As of December 31, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the years ended December 31, 2025 and December 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
December 31, 2025
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2025 were as follows:

				Range
Type	Fair Value as of December 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$382,843	Market & income approach	EBITDA multiple	7.0x	31.3x	17.5x
			Revenue multiple	4.0x	14.0x	10.7x
			Discount rate	6.1%	13.2%	8.5%
	34,829	Other	N/A (2)	N/A	N/A	N/A
Second lien	11,939	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	8.8%	13.7%	10.4%
Subordinated	2,050	Market & income approach	EBITDA multiple	13.5x	13.5x	13.5x
			Discount rate	14.6%	14.6%	14.6%
Structured Finance Obligations	479	Income approach	Discount rate	10.5%	10.5%	10.5%
Equity and other	4,361	Market & income approach	EBITDA multiple	12.0x	19.0x	17.6x
			Discount rate	11.3%	12.7%	11.5%
	$436,501

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
December 31, 2025
(in thousands, except unit data)
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
The following are the principal amounts and fair values of the Company's borrowings as of December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, there was no balance outstanding under the Unsecured Management Company Revolver. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.

	As of
	December 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
BMO Subscription Line	$—	$—	$58,000	$58,273
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
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser on December 14, 2022. The Investment Management Agreement initially had a term of two years which began on December 14, 2022, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Company's board of directors, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Investment

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Management Agreement was most recently re-approved by the Company's board of directors on February 11, 2026 for a period of 12 months commencing on March 1, 2026. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company.
Pursuant to the Investment Management Agreement, the base management fee is payable quarterly in arrears at an annual rate of 0.75% of the aggregate contributed capital from all unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. For the period from the effective date of the Investment Management Agreement through the one year anniversary of the Initial Drawdown Date (as defined in the Investment Management Agreement), the base management fee was reduced by 50% (for the avoidance of doubt, this resulted in an annual management fee rate of 0.375% through May 31, 2024). Because the one year anniversary of the Initial Drawdown Date occurred on a date other than the last day of a calendar quarter, the management fee was prorated for such calendar quarter and calculated based on the number of days in such period up to, and including, the one year anniversary of the Initial Drawdown Date. The base management fee also could be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by the Company or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), and any fund expenses in excess of the Specified Expenses Cap (as defined below).
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
December 31, 2025
(in thousands, except unit data)
•10.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 1.389% (5.556% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 10.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
For the years ended December 31, 2025 and December 31, 2024 incentive fees waived were under $1 thousand. For the period from May 24, 2023 (commencement of operations) to December 31, 2023, incentive fees waived were $0. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
December 31, 2025
(in thousands, except unit data)
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, there have been no reimbursements to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the company's outstanding Units.
The following table summarizes the management fees and incentive fees incurred by the Company for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Management fee	$3,264	$1,962	$273
Less: management fee waiver	(16)	(305)	(149)
Net management fee	3,248	1,657	124
Incentive fee, excluding accrued incentive fees on capital gains	$3,541	$2,187	$153
Accrued capital gains incentive fee	$(142)	$142	$—

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
As of December 31, 2025 and December 31, 2024, $0 and $142, respectively, of incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Company's board of directors on January 29, 2025 for a period of 12 months commencing on March 1, 2025. The Administrator maintains, or oversees the maintenance of, the Company's financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, approximately $656, $571 and $340 respectively, of indirect administrative expenses were included in administrative expenses, of which $0, $213 and $310, respectively, were waived by the Administrator. As of December 31, 2025 and December 31, 2024, $179 and $147, respectively, of indirect administrative expenses were included in receivable from affiliates and payable to affiliates, respectively.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and, in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of directors and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief (the "Exemptive Order") by the SEC. The Exemptive Order allows the Company to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, the board of directors oversees the Company's participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company's Chief Compliance Officer will provide reporting to the board of directors.
On June 23, 2023, the Company entered into the Uncommitted Revolving Loan Agreement (as defined below)     with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2025. Refer to Note 6. Borrowings for discussion of the Unsecured Management Company Revolver (as defined below).
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, between the Company, as the borrower, and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as the lender (the "Uncommitted Revolving Loan Agreement"), was structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver was December 31, 2025 and the maximum facility amount was $10,000. The Unsecured Management Company Revolver generally bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement). For the years ended December 31, 2025 and December 31, 2024, interest expense incurred on the Unsecured Management Company Revolver was $0 and $0, respectively, and amortization of financing costs incurred on the Unsecured Management Company Revolver was $7 and $7, respectively. For the period from May 24, 2023 (commencement of operations) to December 31, 2023, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $19 and $3, respectively. The weighted average interest rate and effective interest rate for the period from May 24, 2023 (commencement of operations) to December 31, 2023 was 7.0% and 8.1%, respectively.
As of December 31, 2025 and December 31, 2024, there was no outstanding balance under the Unsecured Management Company Revolver.
BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended from time to time, and most recently amended on April 12, 2024, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount not exceeding $65,332 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line were due on BMO's demand within 15 business days or the earliest to occur on the date (x) six months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varied throughout the period. The BMO Subscription Line was collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line are capitalized on the Statements of Assets, Liabilities and Members' Capital and amortized and charged against income as other financing costs over the life of the BMO Subscription Line. On December 15, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments. The BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%. The BMO Subscription Line also charged an annual administrative fee, based on the Amount of Maximum Credit then in effect (as defined in the Loan Authorization Agreement).

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2025 (2)	December 31, 2024	December 31, 2023 (1)
Interest expense	$3,060	$1,600	$224
Administrative fees	$(52)	$352	$25
Amortization of financing costs	$101	$258	$65
Weighted average interest rate	7.2%	7.9%	8.3%
Effective interest rate	7.3%	10.9%	10.7%
Average debt outstanding	$44,411	$20,331	$5,333

(1)For the year ended December 31, 2023, amounts represent the period from June 29, 2023 (entry into the Loan Authorization Agreement) to December 31, 2023.
(2)For the year ended December 31, 2025, amounts represent the period from January 1, 2025 to December 15, 2025 (termination of the Loan Authorization Agreement).
As of December 31, 2024, the outstanding balance on the BMO Subscription Line was $58,000 and the Company was in compliance with the applicable covenants of the Loan Authorization Agreement on this date.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $31,141, no outstanding bridge financing commitments

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
and other future funding commitments of $56,563. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $21,164, no outstanding bridge financing commitments, and other future funding commitments of $56,815. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Unsecured Management Company Revolver as of December 31, 2025 and the Unsecured Management Company Revolver and BMO Subscription Line as of December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $10,323 and $13,473, respectively, which could require funding in the future.
Note 9. Members' Capital
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2025:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
June 13, 2025	June 30, 2025	5,124,050	$51,241
September 16, 2025	September 30, 2025	4,099,240	40,992
November 4, 2025	November 19, 2025	6,148,860	61,489
December 1, 2025	December 15, 2025	2,562,025	25,620
		17,934,175	$179,342
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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.222
June 23, 2025	June 27, 2025	July 21, 2025	0.226
September 22, 2025	September 29, 2025	October 20, 2025	0.213
December 18, 2025	December 31, 2025	January 20, 2026	0.174
			$0.835
The following table reflects the distributions declared on the Company's Units for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 20, 2024	March 27, 2024	April 19, 2024	$0.273
May 16, 2024	May 20, 2024	July 19, 2024	0.153
June 25, 2024	June 27, 2024	July 19, 2024	0.087
September 23, 2024	September 27, 2024	October 18, 2024	0.242
December 12, 2024	December 27, 2024	December 30, 2024	0.222
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Undistributed net investment income	$—	$335	$155
Distributions in excess of net realized gains	—	—	—
Contributed capital	—	(335)	(155)

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
For U.S. federal income tax purposes, distributions paid to unitholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023 were estimated to be as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Ordinary income	$31,371	$19,092	1,717
Capital gains	652	331	—
Return of capital	—	222	6
Total	$32,023	$19,645	$1,723

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
As of December 31, 2025 and December 31, 2024, the costs of investments for the Company for U.S. federal income tax purposes were $483,415 and $375,086, respectively.

	As of
	December 31, 2025	December 31, 2024
Tax cost	$483,415	$375,086
Gross unrealized appreciation on investments	3,554	109,317
Gross unrealized depreciation on investments	(4,310)	(106,609)
Total investments at fair value	$482,659	$377,794
As of December 31, 2025 and December 31, 2024, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Statements of Assets, Liabilities and Members' Capital by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the years ended December 31, 2025 and December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023 the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Accumulated capital loss carryforwards	$—	$—	$(11)
Other temporary differences	(1,746)	(941)	(966)
Undistributed ordinary income	—	—	—
Unrealized depreciation	(756)	2,710	1,362
Total	$(2,502)	$1,769	$385

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2025 and December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023, the Company did not incur any excise taxes.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
The following information is hereby provided with respect to distributions declared during the years ended December 31, 2025 and December 31, 2024 and the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Distributions per share	$0.835	$0.977	$0.452
Ordinary dividends(2)	97.96%	97.19%	99.62%
Long-term capital gains	2.04%	1.68%	—%
Qualified dividend income	—%	—%	—%
Dividends received deduction	—%	—%	—%
Interest-related dividends(3)	90.71%	87.85%	—%
Qualified short-term capital gains(3)	0.65%	—%	—%
Return of capital	—%	1.13%	0.38%

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
Note 11. Earnings Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$27,768	$20,710	$1,966
Denominator for basic & diluted weighted average unit:	37,791,624	20,475,860	2,751,057
Basic & diluted earnings per unit:	$0.73	$1.01	$0.71

(1)For the year ended December 31, 2023, amounts represent the period from May 24, 2023 (commencement of operations) to December 31, 2023.

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023 (1)
Per unit data(2):
Members' capital at the beginning of the period	$10.04	$10.02	$10.00
Net investment income (loss)	0.85	0.95	0.26
Net realized and unrealized gains (losses)	(0.12)	0.06	0.45
Total net increase (decrease)	0.73	1.01	0.71
Net increase (decrease) in members' capital from capital transactions	0.01	(0.01)	(0.24)
Distributions declared to unitholders from net investment income	(0.82)	(0.98)	(0.45)
Distributions declared to unitholders from net realized gains	(0.02)	—	—
Members' capital at the end of the period	$9.94	$10.04	$10.02
Total return based on members' capital(3)	7.58%	10.31%	4.84%
Units outstanding at end of period	51,240,500	33,306,325	10,560,000
Average weighted Units outstanding for the period	37,791,624	20,475,860	2,751,057
Average members' capital for the period	$377,476	$205,321	$27,134
Ratio to average members' capital:
Net investment income (loss)(4)	8.48%	9.51%	6.93%
Total expenses, before waivers(4)	3.10%	4.11%	14.15%
Total expenses, net of waivers(4)	3.10%	3.86%	11.37%

Average debt outstanding—Unsecured Management Company Revolver	$—	$—	$521
Average debt outstanding—BMO Subscription Line(6)	$44,411	$20,331	$5,333
Asset coverage ratio(5)	N/A	676.45%	N/A
Portfolio turnover	23.56%	23.83%	0.80%

Capital Commitments	$512,405	$512,405	$211,200
Funded Capital Commitments	$512,405	$333,063	$105,600
% of Capital Commitments funded	100.00%	65.00%	50.00%

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

Notes to the Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C. (Continued)
December 31, 2025
(in thousands, except unit data)
(5)N/A - As of December 31, 2025 and December 31, 2023, there was no outstanding balance under the BMO Subscription Line or Unsecured Management Company Revolver.
(6)For the year ended December 31, 2025, average debt outstanding represents the period from January 1, 2025 to December 15, 2025 (termination of the Loan Authorization Agreement).
Note 13. Recent Accounting Standards Updates
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company's financial statements.
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
Note 15. Subsequent Events
On January 15, 2026, the Company entered into a Loan and Security Agreement by and among GIV Income SPV, as borrower, the Company, as seller, as equityholder and as collateral manager, Wells Fargo Bank, National Association, as the administrative agent, a lender, and swingline lender, and Western Alliance Trust Company, N.A. as the collateral custodian (the "Wells Credit Facility"). The Wells Credit Facility will mature on January 15, 2031 and has a maximum facility amount of $50,000. The Wells Credit Facility bears interest at a rate of SOFR plus 1.85% per annum.

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    None.
(b)    For the fiscal quarter ended December 31, 2025, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of directors (our "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary. Our Board consists of five members, three of whom are not "interested persons" of the Company (the "Independent Directors") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Our governing documents also give our Board sole authority to appoint directors to fill vacancies that are created either through an increase in the number of directors or due to the resignation, removal or death of any director. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our the directors, officers, or promoters and none are currently pending. There were no legal proceedings of the type described in Item 401(g) of Regulation S-K in the past five years against the Investment Adviser, which may be deemed to be a promoter of the Company, which would be material to a voting or investment decision in the Company. There is no arrangement or understanding between any of our directors or officers pursuant to which they were selected as directors or officers and the Company or any other person or entity.
Directors
Information regarding our Board is set forth below as of the date hereof. The directors have been divided into two groups: Independent Directors and interested directors. Our interested directors are "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The address for each director is c/o New Mountain Guardian IV Income Fund, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s) Held with the Company	Principal Occupation(s) During Past Five Years	Number of Portfolios in Fund Complex Overseen by Director (1)	Other Directorships Held by Director	Director Since
Independent Directors
David Ogens	71	Director	Chief Executive Officer and Director of HealthBridge LLC (chronic care management and remote patient monitoring) from 2019 to 2022.	4	Director of Med Inc. from 2011 to 2023	2022
Rome G. Arnold III	70	Director	Senior Advisor of Rose and Co. (a financial technology startup with a focus on digital media) from 2017-2023.	3	Director of Forbes Energy Services Ltd. (oilfield services contractor) from 2017 to February 2021	2022
Daniel B. Hébert	70	Director	Chief Executive Officer of 777 Securities, LLC (Registered Broker Dealer) since September 2018; Co-Founder, Chief Operating Officer and Chief Compliance Officer of Vision One Management Partners, LP (Registered Investment Advisor) from 2022 to 2024	4	None other than those in the Fund Complex (1)	2026

Interested Directors
John R. Kline	50	Chairman of the Board of Directors, President and Chief Executive Officer	Chief Executive Officer of the Company since 2023 and President of the Company since 2022; Chief Executive Officer of New Mountain Guardian III BDC, L.L.C. (BDC) from 2023 to 2024; Chief Executive Officer of NMF SLF I, Inc. (BDC) and New Mountain Guardian IV Income Fund, L.L.C. (BDC) since January 2023; Chief Executive Officer of New Mountain Private Credit Fund (BDC) since 2024; President of New Mountain Finance Corporation since 2016; President of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2024; President of NMF SLF I, Inc. (BDC) since 2019; President of New Mountain Guardian IV Income Fund, L.L.C. since 2022; President of New Mountain Private Credit Fund (BDC) since 2024; Chief Operating Officer of New Mountain Finance Corporation from 2013 to 2022; Executive Vice President of New Mountain Finance Corporation from 2013 to 2016; Chief Operating Officer of NMF SLF I, Inc. (BDC) from 2019 to 2022; Chief Operating Officer of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2022; and Managing Director of New Mountain Capital, L.L.C. (advisory) (private equity firm) since 2008.	5	Director of Unitek Global Services, Inc. (business services company) since January 2015	2022
Adam B. Weinstein	46	Director, Executive Vice President	Executive Vice President of the Company since 2022; Executive Vice President and Chief Administrative Officer of New Mountain Finance Corporation (BDC) since January 2013; Executive Vice President of NMF SLF I, Inc. (BDC) since 2019; Executive Vice President of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2024; Executive Vice President of New Mountain Private Credit Fund (BDC) since 2024; Executive Vice President of New Mountain Guardian IV Income Fund, L.L.C. (BDC) since 2022; and Managing Director, President, Chief Operating Officer, and Chief Financial Officer, along with various other roles, of New Mountain Capital, L.L.C. (private equity firm) since 2005.	4	Director of Grant Thornton (independent audit, tax and advisory firm) since 2024; Director of Sonrava Health (dental office chain) from 2021-2024; Director of Citrin Cooperman, LLP (licensed CPA firm) from 2021-2024	2022

(1)The term "Fund Complex" includes the Company, New Mountain Finance Corporation, New Mountain Guardian IV BDC, L.L.C., NMF SLF I, Inc. and New Mountain Private Credit Fund, each of which is a business development company advised by the Investment Adviser.
Executive Officers Who Are Not Directors
Information regarding each of our executive officers who is not a director is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	47	Chief Compliance Officer	2022
Laura C. Holson	40	Chief Operating Officer	2022
Kris Corbett	50	Chief Financial Officer and Treasurer	2023
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
Independent Directors
Daniel B. Hébert has been our director since 2026. Mr. Hébert has also served as a director of New Mountain Finance Corporation since 2019 and was previously a director from August 2011 until March 2012, and a trustee of New Mountain Private Credit Fund since 2024. Mr. Hébert has served as the Chief Executive Officer of 777 Securities, LLC, a registered broker-dealer, since September 2018. He was Co-Founder, Chief Operating Officer and Chief Compliance Officer of Vision One Management Partners, LP, a registered investment advisor, from 2022 to 2024. He served as Chief Executive Officer of Bernstein Hébert Securities, a registered broker-dealer, from September 2018 to June 2020, and as Chief Operating Officer of Bernstein Equity Partners, LLC, a family office and investment banking boutique, from May 2017 to June 2020. From 2013 until 2017, Mr. Hébert was a Managing Director at Sandler & O'Neill, an investment banking firm. He served as a Partner and Managing Director at North Sea Partners LLC, an investment banking firm, from 2011 until 2013. Prior to that he served as a Managing Director at Tri-Artisan Partners, LLC from 2005 through the summer of 2011. Before Tri-Artisan, Mr. Hébert spent approximately seven years as the Head of Merger & Acquisitions at Rabo Bank International. From September 1991 through March 1999, he was a Managing Director in the Corporate Finance Department of BT Alex Brown. Prior to joining BT Alex Brown, Mr. Hébert formed Dakota Capital in February 1991 to acquire a Canadian wine distributor; and from 1985 to 1991, he worked as a Director in the Corporate Finance Department of Salomon Brothers. Mr. Hébert began his career in the Corporate Finance Department at Morgan Stanley in New York in 1982. Mr. Hébert holds a Bachelor of Arts from Acadia University and received his M.B.A. from Richard Ivey School of Business.
Mr. Hébert brings experience in the investment banking industry to our Board. This background positions Mr. Hébert well to serve as our director.
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
Adam B. Weinstein has been our director and has served as our Executive Vice President ("EVP") since 2022. Mr. Weinstein also serves as a Managing Director, President and Chief Operating Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as EVP, Chief Administrative Officer and director of NMFC and New Mountain Guardian IV BDC, L.L.C., and EVP of NMF SLF I, Inc. He also serves as a trustee of New Mountain Private Credit Fund since 2024. Mr. Weinstein served as a director and EVP of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
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
The Board met four times during the fiscal year ended December 31, 2025 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2025.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Messrs. Hébert, Ogens and Arnold. Mr. Arnold serves as Chairman of the audit committee. Our Board has determined that Daniel B. Hébert, David Ogens and Rome G. Arnold III are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
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
Compensation of Directors
The following table sets forth compensation of our directors for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash (2)	Total Compensation Paid from the Fund Complex (5)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr. (3)	$9,000	$168,167	$177,167
David Ogens	$10,000	$172,667	$182,667
Rome G. Arnold III	$10,625	$155,875	$166,500
Daniel B. Hébert (4)	$—	$163,188	$163,188

(1)No compensation will be paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)Mr. Hurley retired as director of the Board on January 15, 2026.
(4)Mr. Hébert was appointed as a director of the Board on January 15, 2026 and did not receive any compensation for the year ended December 31, 2025.
(5)Total compensation paid from the Fund Complex refers to the sum of the following fees paid to each Independent Director in connection with their respective positions as a director of certain affiliates of the Company: (a) the compensation paid by the Company as described in the table above; (b) $558,000 in compensation paid to Messrs. Arnold, Hébert, Hurley and Ogens by New Mountain Finance Corporation; (c) $41,833 in compensation paid to Messrs. Hurley and Ogens by NMF SLF I, Inc.; (d) $28,875 in compensation paid to Messrs. Arnold, Hurley and Ogens by New Mountain Guardian IV Income Fund, L.L.C.; and (e) $31,188 paid to Mr. Hébert by New Mountain Private Credit Fund for the fiscal year ended December 31, 2025.
Each of our Independent Directors receive an annual retainer fee of $5,000, payable once per year, if the director attends at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. We also reimburse Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2025, out-of-pocket expenses reimbursed were $1,003.
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
Compensation Committee
We currently do not have a compensation committee because our executive officers do not receive compensation from us.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2025, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee (as the Board does not have a compensation committee) or on our Board. No executive officer or member of our Board participated in deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not directly compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 5, 2026, the beneficial ownership of each current director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Units, and the executive officers and directors as a group. Percentage of beneficial ownership is based on 51,240,500 Units outstanding as of March 5, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Units. Ownership information for those persons who beneficially own more than 5% of our Units is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Units. Unless otherwise indicated, the address of all executive officers and directors is c/o New Mountain Guardian IV Income Fund, L.L.C., 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Units Owned	Percentage
Interested Directors
John R. Kline	—	—	—%
Adam B. Weinstein	—	—	—%
Independent Directors
David Ogens	—	—	—%
Rome G. Arnold III	—	—	—%
Daniel B. Hébert	—	—	—%
Executive Officers Who Are Not Directors
Joseph W. Hartswell	—	—	—%
Laura C. Holson	—	—	—%
Kris Corbett	—	—	—%
All Directors and Executive Officers as a Group (8 persons)	—	—	—%

Five-Percent Unitholders
New Mountain Guardian IV Income Rated Feeder II, Ltd.(1)	Record	30,000,000	58.55%
Caisse de retraite d'Hydro-Québec(2)	Record	10,000,000	19.52%
Suva(3)	Record	7,000,000	14.93%

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
We have entered into the Investment Management Agreement with our Investment Adviser pursuant to which we pay management fees and incentive fees to the Investment Adviser, and we have entered into the Administration Agreement with the Administrator pursuant to which we make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. The Investment Management Agreement and the Administration Agreement were most recently re-approved by our board of directors on February 11, 2026, for a period of 12 months commencing on March 1, 2026.
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
Trademark License Agreement
We, the Investment Adviser and the Administrator have entered into a Trademark License Agreement with New Mountain Capital, pursuant to which New Mountain Capital will agree to grant us a non-exclusive, royalty-free license to use the "New Mountain Capital" names under the Trademark License Agreement, subject to certain conditions, we, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" names, for so long as the Investment Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "New Mountain Capital" name.
Potential Conflicts of Interest
Valuation Matters
Most of our portfolio investments are made in the form of securities that are not publicly traded. As a result, the Board determines the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each company in which such portfolio investments are made or the issuers of such portfolio investments. The participation of the Investment Adviser's investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Board, could result in a conflict of interest as the Investment Adviser's management fee and incentive fees are based, in part, on the value of our assets.
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
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on May 13, 2025 (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on October 8, 2019, as amended on August 30, 2022. Pursuant to such Exemptive Order, we are generally permitted to co-invest in certain negotiated transactions with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate of ours has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, the board of directors oversees the Company’s participation in the co-investment program.
As a result, we may be forced to forego certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act or the Exemptive Order.
Where the terms of the Exemptive Order are met, including consent of the Board and the board of any other Regulated Fund (as defined in the Exemptive Order) participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
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
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us. Such personnel may also (i) serve as members of the boards of directors of various public and private companies other than portfolio companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the A&R LLC Agreement. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also "Item 1A. Risk Factors—Certain General Risks of an Investment in our Units—Role of New Mountain and its Professionals; No Dedicated Investment Team" in this Annual Report on Form 10-K.
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
Allocation of Expenses Among Accounts and Co-Investors
The Investment Adviser seeks to fairly allocate expenses among the accounts, including us, and any co-investors. Generally, accounts and co-investors that own an investment share in expenses related to such investment, including expenses originally charged solely to any account. However, it is not always possible or reasonable to allocate or re-allocate expenses to a co-investor, depending upon the circumstances surrounding the applicable investment (including the timing of the investment) and the financial and other terms governing the relationship of the co-investor to the accounts with respect to the investment, and, as a result, there may be occasions where co-investors do not bear a proportionate share of such expenses. In addition, where a potential investment is contemplated but ultimately not consummated, potential co-investors generally will not share in any expenses related to such potential investment, including expenses borne by any account with respect to such potential investment. Similarly, there may be circumstances when New Mountain has considered a potential equity investment in a portfolio company on behalf of an account, has determined not to make such equity investment and a debt investment is eventually made in such portfolio company by us, other New Mountain credit funds, or other investment vehicles sponsored by New Mountain. In these circumstances, we, such other New Mountain credit funds, or such other vehicles may benefit from research by New Mountain's investment team and/or from costs borne by the applicable account in pursuing the potential portfolio investment, but will not be required to reimburse such account for expenses incurred in connection with such investment.
Cross Transactions
To the extent permitted by the 1940 Act, including Rule 17a-7 thereunder, the Investment Adviser may determine that it would be in our best interests and one or more other accounts to transfer a security from one account to another (each such transfer, a "Cross Transaction") for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts, or to reduce transaction costs. If the Investment Adviser decides to engage in a Cross Transaction, the Investment Adviser will determine that the trade is in the best interests of both of the accounts involved, take steps to ensure that the transaction is consistent with the duty to obtain best execution for each of those accounts and confirm that the transaction is consistent with the requirements set forth in Rule 17a-7.
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
Director Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of directors must be comprised of persons who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the BDC or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Messrs. Hébert, Ogens and Arnold qualify as Independent Directors. Each director who serves on the audit committee is an Independent Director for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
Deloitte & Touche LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2025, and the audit committee and the Independent Directors of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Year Ended
	December 31, 2025	December 31, 2024
Audit Fees	$177,500	$115,000
Audit-Related Fees	—	—
Tax Fees	38,170	36,700
All Other Fees	—	—
Total Fees	$215,670	$151,700
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For the fiscal year ended December 31, 2025, the audit committee pre-approved 100% of services described in this policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

New Mountain Guardian IV Income Fund, L.L.C
Statements of Assets, Liabilities and Members' Capital as of December 31, 2025 and December 31, 2024	73
Statements of Operations for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	74
Statements of Changes in Members' Capital for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	75
Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024 and for the period from May 24, 2023 (commencement of operations) to December 31, 2023	76
Schedule of Investments as of December 31, 2025	77
Schedule of Investments as of December 31, 2024	96
Notes to the Financial Statements of New Mountain Guardian IV Income Fund, L.L.C	112

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
3.1	Amended and Restated Limited Liability Company Agreement, dated as of May 23, 2023(5)
3.2	Amendment to the Amended and Restated Limited Liability Company Agreement dated as of July 10, 2023(3)
3.3	Amended and Restated Certificate of Formation, effective as of July 10, 2023(3)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities
10.1	Investment Advisory and Management Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Adviser BDC, L.L.C., dated December 14, 2022(1)
10.2	Administration Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Administration, L.L.C., dated December 14, 2022(1)
10.3	Trademark Agreement by and between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Capital, L.L.C., dated December 14, 2022(1)
10.4	Custodian Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank and Trust Company, dated May 15, 2023(1)
10.5	Expense Limitation and Reimbursement Agreement between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(1)
10.6	Transfer Agency and Registrar Services Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank and Trust Company, dated May 15, 2023(1)
10.7	Uncommitted Revolving Loan Agreement between New Mountain Guardian IV Income Fund, L.L.C. and NMF Investments III, L.L.C., dated as of June 23, 2023(2)
10.10
Fee Waiver Letter Agreement, dated December 18, 2023, delivered pursuant to the Investment Advisory and Management Agreement by and between New Mountain Guardian IV Income Fund, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(4)

10.13	Amended and Restated Custodian Agreement between New Mountain Guardian IV Income Fund, L.L.C. and State Street Bank Trust Company, dated December 3, 2024(6)
10.14
Loan and Security Agreement, dated as of January 15, 2026, by and among New Mountain Guardian IV Income Fund SPV, L.L.C., as borrower, New Mountain Guardian IV Income Fund, L.L.C., as seller, equityholder, and collateral manager, Wells Fargo Bank, National Association, as administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as collateral custodian*

14.1	Code of Ethics and Code of Business Conduct(5)
19.1	Insider Trading Policy and Procedures(5)
21.1	Subsidiaries of New Mountain Guardian IV Income Fund, L.L.C.:
New Mountain Guardian IV Income Fund SPV, L.L.C. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s current report on Form 8-K filed on July 13, 2023.

(4)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s current report on Form 8-K filed on December 22, 2023.
(5)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s annual report on Form 10-K filed on March 5, 2024.
(6)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s annual report on Form 10-K filed on March 5, 2025.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2026.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 5, 2026
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2026
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Director	March 5, 2026
Adam B. Weinstein

By:	/s/ ROME G. ARNOLD III	Director	March 5, 2026
Rome G. Arnold III

By:	/s/ DANIEL B. HÉBERT	Director	March 5, 2026
Daniel B. Hébert

By:	/s/ DAVID OGENS	Director	March 5, 2026
David Ogens