Form 10-Q
period 2026-03-31
New Mountain Guardian IV Income Fund, L.L.C.
filed 2026-05-13
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of May 13, 2026 was 51,240,500. As of March 31, 2026, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (cost of $497,767 and $484,787, respectively)	$488,276	$482,659
Cash and cash equivalents	24,395	35,000
Interest and dividend receivable	2,959	2,743
Receivable from affiliates	95	152
Other assets	201	146
Total assets	$515,926	$520,700
Liabilities
Borrowings
Wells Credit Facility	$—	$—
Deferred financing costs (net of accumulated amortization of $464 and $442, respectively)	(495)	—
Net borrowings	(495)	—
Distribution payable	8,865	8,916
Payable for unsettled securities purchased	3,039	—
Income based incentive fee payable	992	974
Management fee payable	961	954
Interest payable	52	—
Other liabilities	666	443
Total liabilities	14,080	11,287
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 51,240,500 and 51,240,500 units issued and outstanding, respectively	511,915	511,915
Accumulated underdistributed (overdistributed) earnings	(10,069)	(2,502)
Total members' capital	$501,846	$509,413
Total liabilities and members' capital	$515,926	$520,700
Members' capital per unit	$9.79	$9.94
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$10,887	$9,384
PIK interest income	166	198
Dividend income	121	115
Fee income	253	335
Total investment income	11,427	10,032
Expenses
Interest and other financing expenses	74	895
Income based incentive fee	992	792
Management fee	961	726
Administrative expenses	294	264
Professional fees	154	193
Capital gains incentive fee	—	(112)
Other general and administrative expenses	27	25
Organizational and offering expenses	—	8
Total expenses	2,502	2,791
Less: management fees waived (See Note 5)	—	—
Net expenses	2,502	2,791
Net investment income (loss)	8,925	7,241
Net realized gains (losses) on investments	(264)	(9)
Net change in unrealized appreciation (depreciation) of investments	(7,363)	(843)
Net realized and unrealized gains (losses)	(7,627)	(852)
Net increase (decrease) in members' capital resulting from operations	$1,298	$6,389
Earnings (loss) per unit (basic & diluted)	$0.03	$0.19
Weighted average common units outstanding - basic & diluted (See Note 10)	51,240,500	33,306,325

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$8,925	$7,241
Net realized gains (losses) on investments	(264)	(9)
Net change in unrealized appreciation (depreciation) of investments	(7,363)	(843)
Net increase (decrease) in members' capital resulting from operations	1,298	6,389
Capital transactions
Distributions declared to unitholders from net investment income	(8,865)	(7,394)
Total net increase (decrease) in members' capital resulting from capital transactions	(8,865)	(7,394)
Net increase (decrease) in members' capital	(7,567)	(1,005)
Members' capital at the beginning of the period	509,413	334,342
Members' capital at the end of the period	$501,846	$333,337
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$1,298	$6,389
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	264	9
Net change in unrealized (appreciation) depreciation of investments	7,363	843
Amortization of purchase discount	(224)	(285)
Amortization of deferred financing costs	21	83
Non-cash investment income	(156)	(188)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(27,592)	(31,475)
Proceeds from sales and paydowns of investments	14,926	18,922
Cash repayments on drawn revolvers	1,604	652
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	14	19
Cash paid for purchase of drawn portion of revolving credit facilities	(6)	(25)
Cash paid on drawn revolvers	(1,810)	(1,066)
Interest and dividend receivable	(216)	(150)
Deferred offering costs	—	—
Receivable from affiliates	56	—
Other assets	(54)	(175)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	3,039	(3,058)
Interest payable	52	(51)
Accrued capital gains incentive fee	—	(112)
Income based incentive fee payable	18	15
Management fee payable	7	21
Accrued organizational and offering expenses	—	8
Payable to affiliate	—	(198)
Other liabilities	186	57
Net cash flows used in operating activities	(1,210)	(9,765)
Cash flows from financing activities
Distributions	(8,916)	—
Proceeds from BMO Subscription Line	—	23,000
Repayment of BMO Subscription Line	—	(27,000)
Placement fees paid	(2)	—
Deferred financing costs paid	(477)	—
Net cash flows provided by (used in) financing activities	(9,395)	(4,000)
Net increase (decrease) in cash and cash equivalents	(10,605)	(13,765)
Cash and cash equivalents at the beginning of the period	35,000	19,551
Cash and cash equivalents at the end of the period	$24,395	$5,786

Supplemental disclosure of cash flow information
Cash interest paid	$—	$990
Non-cash financing activities:
Distributions declared and payable	$8,865	$7,394
Accrual for deferred credit facility costs	41	5

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	$7,725	$7,722	$7,725
	Subordinated(4)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,504	1,502	1,504
	Subordinated(4)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	574	573	574
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	289	289	289
								10,092	10,086	10,092	2.01%
Anaplan, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	01/2024	06/2029	10,009	10,000	9,815	1.96%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	5,196	5,192	5,196
	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	02/2024	10/2028	2,865	2,856	2,865
	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	11/2024	10/2028	684	683	684
	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	587	587	587
	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	254	254	254
	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	146	146	146
	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	10/2023	10/2028	20	20	20
								9,752	9,738	9,752	1.94%
Viper Bidco, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	11/2024	11/2031	6,384	6,357	6,196
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	11/2024	11/2031	3,491	3,476	3,389
								9,875	9,833	9,585	1.91%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.17%	08/2024	09/2031	3,628	3,614	3,593
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	08/2024	09/2031	3,491	3,477	3,457
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	08/2024	09/2031	2,036	2,028	2,016
								9,155	9,119	9,066	1.81%
Businessolver.com, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	10/2023	12/2032	8,926	8,909	8,902	1.77%
OEConnection LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.17%	04/2024	12/2032	5,247	5,227	5,247
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	04/2024	12/2032	3,500	3,486	3,500
								8,747	8,713	8,747	1.74%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2023	10/2030	2,503	2,486	2,503
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2024	10/2030	2,429	2,424	2,429
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2025	10/2030	2,041	2,036	2,041
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	10/2030	861	859	861
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	10/2030	830	828	830
								8,664	8,633	8,664	1.73%
Jeppesen Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	11/2032	4,994	4,982	4,982
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	11/2032	3,500	3,490	3,491
								8,494	8,472	8,473	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Coupa Holdings, LLC
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.92%	02/2023	02/2030	$8,505	$8,505	$8,402	1.67%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	3,491	3,477	3,491
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	2,939	2,927	2,939
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	1,507	1,501	1,507
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.45%	08/2024	08/2031	408	407	408
								8,345	8,312	8,345	1.66%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.15%	07/2024	07/2031	5,953	5,928	5,953
	First Lien(4)(5) - Drawn	SOFR(S)	+	4.50%	8.17%	11/2025	07/2031	1,832	1,825	1,832
	First Lien(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	501	499	501
								8,286	8,252	8,286	1.65%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.25%	7.92%	11/2023	11/2030	3,491	3,487	3,378
	First Lien(4)	SOFR(M)	+	4.25%	7.92%	11/2023	11/2030	2,758	2,755	2,669
	First Lien(4)	SOFR(M)	+	4.25%	7.92%	10/2025	11/2030	2,226	2,215	2,154
								8,475	8,457	8,201	1.63%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.92%	01/2025	01/2031	8,342	8,272	8,040	1.60%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	10/2023	12/2029	3,491	3,488	3,491
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	10/2023	12/2029	2,316	2,316	2,316
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	07/2023	12/2029	1,143	1,136	1,143
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.42%	08/2024	12/2029	612	609	612
								7,562	7,549	7,562	1.51%
Meta Buyer LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.94%	12/2025	12/2031	6,298	6,269	6,267
	First Lien(4)	SOFR(Q)	+	5.25%	8.92%	12/2025	12/2031	865	859	861
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	12/2025	12/2031	372	370	370
								7,535	7,498	7,498	1.49%
IG Investments Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	03/2024	09/2028	7,485	7,463	7,485	1.49%
Acumatica Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	7,245	7,245	7,227	1.44%
Model N, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	06/2024	06/2031	3,696	3,681	3,696
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	06/2024	06/2031	3,491	3,477	3,491
								7,187	7,158	7,187	1.43%
Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	7.68%	05/2025	08/2028	7,164	6,953	6,591
	Second Lien(4)	SOFR(Q)	+	6.50%	10.43%	05/2022	08/2029	594	567	594
								7,758	7,520	7,185	1.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.17%	09/2025	09/2032	$7,024	$7,008	$6,844
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.45%	09/2025	09/2032	211	211	206
								7,235	7,219	7,050	1.40%
Bullhorn, Inc.
Software	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	3,179	3,176	3,179
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	2,137	2,134	2,137
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	818	817	818
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	247	246	247
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	183	183	183
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	82	82	82
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	65	65	65
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.67%	05/2024	10/2029	30	30	30
								6,741	6,733	6,741	1.34%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	3,500	3,485	3,349
	First Lien(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	3,481	3,478	3,331
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	50	50	48
								7,031	7,013	6,728	1.34%
Runway Bidco, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.70%	12/2024	12/2031	3,491	3,476	3,412
	First Lien(4)	SOFR(Q)	+	5.00%	8.70%	12/2024	12/2031	3,356	3,342	3,280
								6,847	6,818	6,692	1.33%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.20%	09/2024	05/2029	3,491	3,491	3,457
	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	09/2024	05/2029	3,241	3,227	3,209
								6,732	6,718	6,666	1.33%
AAH Topco, LLC
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	9.02%	11/2023	12/2027	3,698	3,681	3,698
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.77%	03/2025	12/2027	2,962	2,953	2,962
								6,660	6,634	6,660	1.33%
Superman Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.20%	08/2024	08/2031	3,491	3,484	3,465
	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	08/2024	08/2031	1,623	1,620	1,611
	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	08/2024	08/2031	1,481	1,480	1,470
								6,595	6,584	6,546	1.30%
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	8.70%	11/2025	11/2029	5,786	5,786	5,786
	First Lien(4)	SOFR(Q)	+	5.00%	8.70%	11/2025	11/2028	682	682	682
								6,468	6,468	6,468	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	$3,491	$3,490	$3,428
	First Lien(4)	SOFR(Q)	+	6.00%	9.67%	09/2023	08/2029	1,923	1,917	1,911
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	08/2024	08/2029	851	848	829
	First Lien(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	23	23	22
								6,288	6,278	6,190	1.23%
HIG Operations Holdings, Inc. (8)
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	03/2024	06/2031	3,491	3,486	3,492
	First Lien(4)	SOFR(M)	+	4.50%	8.17%	03/2024	06/2031	2,668	2,664	2,668
								6,159	6,150	6,160	1.23%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	9.02%	09/2023	04/2029	3,658	3,641	3,112
	First Lien(2)(3)	SOFR(M)	+	5.25%	9.02%	09/2023	04/2029	3,491	3,372	2,968
								7,149	7,013	6,080	1.21%
Maverick Bidco Inc.
Software	First Lien(4)	SOFR(M)	+	4.75%	8.42%	12/2025	12/2031	6,060	6,046	6,004	1.20%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	06/2024	12/2030	5,856	5,853	5,856
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.41%	04/2025	12/2030	62	62	62
								5,918	5,915	5,918	1.18%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	3,500	3,489	3,500
	First Lien(4)	SOFR(S)	+	4.75%	8.36%	05/2024	12/2028	2,403	2,394	2,403
								5,903	5,883	5,903	1.18%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.42%	04/2024	04/2030	3,492	3,460	3,492
	First Lien(4)	SOFR(M)	+	5.75%	9.42%	04/2024	04/2030	2,271	2,253	2,271
								5,763	5,713	5,763	1.15%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	05/2025	06/2031	2,779	2,762	2,734
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	05/2024	06/2031	2,463	2,449	2,437
	First Lien(4)	SOFR(M)	+	4.50%	8.17%	05/2025	06/2031	431	426	424
								5,673	5,637	5,595	1.11%
Databricks, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	03/2026	01/2032	3,326	3,326	3,309
	First Lien(4)	SOFR(M)	+	4.50%	8.17%	12/2024	01/2032	1,933	1,925	1,923
								5,259	5,251	5,232	1.04%
MRI Software LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2024	02/2028	2,389	2,381	2,347
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	12/2023	02/2028	1,862	1,860	1,831
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	08/2024	02/2028	611	610	601
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.46%	10/2025	02/2028	148	147	145
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.45%	12/2023	02/2028	93	93	91
								5,103	5,091	5,015	1.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.17%	10/2024	10/2030	$3,183	$3,170	$3,183
	First Lien(4)	SOFR(M)	+	4.50%	8.17%	10/2024	10/2030	1,801	1,800	1,801
								4,984	4,970	4,984	0.99%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(2)(3)	SOFR(M)	+	5.75%	9.42%	08/2025	02/2032	3,500	3,468	3,421
	Second Lien	SOFR(M)	+	5.75%	9.42%	08/2025	02/2032	1,500	1,486	1,466
								5,000	4,954	4,887	0.97%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	07/2024	07/2031	3,491	3,484	3,491
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2024	07/2031	1,387	1,380	1,387
								4,878	4,864	4,878	0.97%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.70%	02/2025	02/2033	3,513	3,483	3,513
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.70%	02/2025	02/2033	752	745	752
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.70%	02/2026	02/2033	572	571	572
								4,837	4,799	4,837	0.96%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien(4)	SOFR(Q)	+	6.50%	10.17%	10/2024	11/2029	4,835	4,788	4,835	0.96%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	5.50%	9.17%	07/2025	07/2033	4,756	4,733	4,643	0.93%
Asurion, LLC
Business Services	First Lien	SOFR(M)	+	4.25%	7.92%	06/2025	09/2030	4,511	4,393	4,466	0.90%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	12/2025	01/2030	4,211	4,182	4,096	0.82%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	03/2024	12/2032	3,491	3,491	3,435
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	03/2024	12/2032	638	638	627
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	15	15	15
								4,144	4,144	4,077	0.81%
Planview Parent, Inc.
Software	Second Lien(2)(3)	SOFR(Q)	+	5.75%	9.45%	06/2024	12/2028	3,500	3,493	2,332
	Second Lien	SOFR(Q)	+	5.75%	9.45%	06/2024	12/2028	1,815	1,812	1,209
	First Lien(2)	SOFR(Q)	+	3.50%	7.20%	02/2026	12/2027	624	502	470
								5,939	5,807	4,011	0.80%
Optimizely North America Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	8.67%	10/2024	10/2031	3,491	3,477	3,438
	First Lien(4)	SOFR(M)	+	5.00%	8.67%	10/2024	10/2031	469	469	462
								3,960	3,946	3,900	0.78%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2025	09/2032	3,919	3,900	3,899	0.78%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.42%	10/2024	12/2027	$2,039	$2,033	$2,039
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	10/2023	12/2027	1,784	1,779	1,784
								3,823	3,812	3,823	0.77%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.17%	08/2024	08/2031	3,430	3,404	3,396
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.67%	08/2024	08/2030	206	205	204
	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	08/2024	08/2031	195	194	193
								3,831	3,803	3,793	0.76%
Diligent Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	3,137	3,128	3,103
	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	538	536	532
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	79	79	78
								3,754	3,743	3,713	0.74%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	3,872	3,806	3,693	0.74%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.92%	09/2023	09/2029	3,600	3,572	3,590	0.72%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.02%	10/2025	06/2029	2,128	2,118	2,128
	First Lien(4)	SOFR(Q)	+	4.25%	8.01%	06/2023	06/2029	1,447	1,443	1,447
								3,575	3,561	3,575	0.71%
Archduke Buyer, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.17%	12/2025	12/2032	3,551	3,535	3,533	0.70%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	5.75%	9.45%	05/2025	05/2030	3,362	3,341	3,362	0.67%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.67%	01/2025	02/2032	2,469	2,463	2,468
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.17%	01/2025	02/2032	791	789	790
								3,260	3,252	3,258	0.65%
Fetch, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	+	4.75%	8.42%	03/2026	03/2033	3,258	3,241	3,241	0.65%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	08/2024	08/2031	3,217	3,204	3,217	0.64%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.02%	10/2024	09/2027	3,178	3,178	3,178	0.63%
RailPros Parent, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.91%	05/2025	05/2032	2,907	2,894	2,892
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	7.91%	05/2025	05/2032	270	268	268
								3,177	3,162	3,160	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fullsteam Operations LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.89%	08/2025	08/2031	$3,111	$3,097	$3,091	0.62%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.75%	10.45%	12/2023	04/2029	3,111	3,082	3,073	0.61%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	04/2025	04/2032	3,028	3,018	3,028	0.60%
Vamos Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	01/2025	01/2032	3,002	2,989	2,953	0.59%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	03/2025	03/2032	2,244	2,239	2,203
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.43%	10/2025	03/2032	452	450	444
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	03/2025	03/2032	244	244	240
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	66	66	65
								3,006	2,999	2,952	0.59%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)	SOFR(A)	+	4.50%	8.04%	12/2025	12/2031	2,864	2,850	2,849	0.57%
Eclipse Topco, Inc. (7)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.18%	09/2024	09/2031	2,764	2,753	2,750	0.55%
Foreside Financial Group, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	05/2022	09/2027	1,763	1,763	1,763
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	10/2024	09/2027	505	505	505
	First Lien(4)	SOFR(Q)	+	5.25%	9.09%	03/2024	09/2027	337	335	337
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.11%	05/2022	09/2027	26	27	26
								2,631	2,630	2,631	0.52%
RLG Holdings, LLC
Packaging	First Lien(2)(3)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	3,491	3,488	1,658
	First Lien	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	1,975	1,712	938
								5,466	5,200	2,596	0.52%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	2,578	2,566	2,578	0.51%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)	SOFR(M)	+	6.00%	9.67%	10/2023	11/2030	2,907	2,886	2,496
	First Lien(4)(5) - Drawn	SOFR(M)	+	6.00%	9.67%	10/2023	11/2029	78	77	67
								2,985	2,963	2,563	0.51%
GS Acquisitionco, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	2,080	2,080	1,948
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	362	362	339
	First Lien(4)	SOFR(Q)	+	5.25%	8.95%	03/2024	05/2028	283	282	265
								2,725	2,724	2,552	0.51%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.70%	01/2024	02/2031	2,436	2,427	2,324
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	01/2024	02/2031	182	182	174
								2,618	2,609	2,498	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.42%	03/2026	08/2028	$3,363	$2,246	$2,442	0.49%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.42%	07/2025	07/2030	2,434	2,418	2,416	0.48%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.50%	8.17%	07/2025	07/2032	2,367	2,356	2,367
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.18%	07/2025	07/2032	5	5	5
								2,372	2,361	2,372	0.47%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(4)	SOFR(Q)	+	6.24%	10.06%	04/2025	03/2028	2,353	2,343	2,353	0.47%
Galway Borrower LLC
Business Services	First Lien	SOFR(Q)	+	4.50%	8.20%	04/2024	09/2028	1,323	1,319	1,293
	First Lien	SOFR(Q)	+	4.50%	8.20%	04/2024	09/2028	924	915	903
	First Lien	SOFR(Q)	+	4.50%	8.20%	02/2026	09/2028	44	44	43
	First Lien(5) - Drawn	SOFR(Q)	+	4.50%	8.20%	02/2026	09/2028	29	29	28
								2,320	2,307	2,267	0.45%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.89%	11/2023	11/2030	2,145	2,134	2,145	0.43%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.63% +3.13%/PIK	9.40%	08/2025	08/2032	1,824	1,816	1,814
	First Lien(4)	SOFR(Q)*	+	2.63% +3.13%/PIK	9.40%	08/2025	08/2032	265	264	264
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.20%	03/2026	08/2032	40	40	40
								2,129	2,120	2,118	0.42%
Jawbreaker Topco, L.P. (10)
Jawbreaker Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	01/2026	01/2033	1,940	1,930	1,930	0.39%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.95%	10/2025	10/2032	1,936	1,934	1,889	0.38%
LogRhythm, Inc.
Software	First Lien(4)	SOFR(Q)	+	7.50%	11.17%	07/2024	07/2029	2,098	2,076	1,836	0.37%
KENG Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	08/2023	08/2029	907	900	907
	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	08/2023	08/2029	694	689	694
	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	07/2024	08/2029	196	195	196
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.17%	01/2025	08/2029	16	17	16
								1,813	1,801	1,813	0.36%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	11/2024	11/2031	1,231	1,223	1,231
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.67%	11/2024	11/2031	244	242	244
	First Lien(4)	SOFR(Q)	+	5.00%	8.71%	07/2025	11/2031	203	201	203
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.66%	11/2024	11/2031	95	95	95
								1,773	1,761	1,773	0.35%

Xactly Corporation
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Software	First Lien(4)	SOFR(Q)	+	6.25%	10.02%	02/2023	07/2027	$1,787	$1,787	$1,696	0.34%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	5.25%	8.92%	02/2024	02/2031	1,584	1,578	1,584	0.32%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	1,442	1,436	1,435
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	17	17	17
								1,459	1,453	1,452	0.29%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	1,435	1,429	1,428	0.28%
Javelin Buyer, Inc.
Software	Second Lien(4)	SOFR(Q)	+	5.00%	8.67%	10/2024	12/2032	1,530	1,524	1,417	0.28%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.67%	04/2025	06/2028	1,330	1,330	1,320	0.26%
PDQ.com Corporation
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	10/2025	10/2032	714	712	703
	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	10/2023	10/2032	443	441	436
	First Lien(4)	SOFR(Q)	+	4.75%	8.39%	10/2023	10/2032	72	72	71
								1,229	1,225	1,210	0.24%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	669	666	666
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	8.67%	03/2026	12/2031	482	482	479
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	41	41	41
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	17	17	17
								1,209	1,206	1,203	0.24%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.17%	06/2024	12/2028	1,069	1,066	1,069	0.21%
TigerConnect, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	553	549	542
	First Lien(4)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	482	479	473
	First Lien(4)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	27	27	26
								1,062	1,055	1,041	0.21%
Vehlo Purchaser, LLC
Software	First Lien(4)	SOFR(M)	+	5.50%	9.17%	06/2025	05/2028	956	950	952	0.19%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	8.42%	05/2024	03/2031	1,304	1,305	905	0.18%
FS WhiteWater Holdings, LLC (9)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	5.25%	9.10%	09/2024	12/2029	760	756	760
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.10%	03/2025	12/2029	137	136	137
								897	892	897	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.20%	09/2024	03/2032	$809	$795	$764	0.15%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.92%	11/2025	04/2030	704	702	702
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.92%	11/2025	04/2030	47	47	47
								751	749	749	0.15%
CoreTrust Purchasing Group LLC
Business Services	First Lien(4)	SOFR(M)	+	5.25%	8.92%	09/2022	10/2029	733	730	733	0.15%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	674	674	674
	First Lien(4)	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	34	34	34
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	8	8	8
								716	716	716	0.14%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)		8.00%	8.00%	03/2026	06/2030	624	536	597	0.12%
RealPage, Inc.
Software	First Lien(2)	SOFR(Q)	+	3.75%	7.45%	03/2026	04/2028	326	305	317	0.06%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.42%	07/2024	10/2028	316	314	312	0.06%
Zone Climate Services, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.00%	9.85%	11/2023	03/2028	139	139	138
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.55%	11/2023	03/2028	117	117	115
								256	256	253	0.05%
KPSKY Acquisition Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.75%	9.52%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$473,411	$469,709	$460,666	91.79%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.95%	09/2025	10/2032	$3,491	$3,426	$3,362
	First Lien(4)	SOFR(Q)	+	5.25%	8.95%	09/2025	10/2032	1,273	1,250	1,226
								4,764	4,676	4,588	0.91%
Cleanova US Holdings, LLC**
Business Products	First Lien	SOFR(Q)	+	4.75%	8.42%	05/2025	06/2032	4,182	4,052	4,119	0.82%
Ciklum Inc.**
Business Services	First Lien(4)	SOFR(Q)	+	7.00%	10.76%	02/2024	02/2030	2,433	2,411	2,433
	First Lien(4)	SOFR(Q)	+	7.00%	10.73%	02/2024	02/2030	1,379	1,374	1,379
								3,812	3,785	3,812	0.76%
Total Funded Debt Investments - United Kingdom								$12,758	$12,513	$12,519	2.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(4)	SOFR(Q)	+	6.25%	9.95%	05/2024	05/2030	$2,390	$2,373	$2,366
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.25%	9.92%	05/2024	05/2030	40	41	40
								2,430	2,414	2,406	0.48%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	06/2025	12/2029	939	937	926
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	12/2023	12/2029	662	658	654
								1,601	1,595	1,580	0.31%
Total Funded Debt Investments - Australia								$4,031	$4,009	$3,986	0.79%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)(3)(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.08%	06/2025	07/2031	$2,590	$2,590	$2,590
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.12%	06/2025	07/2031	142	142	142
								2,732	2,732	2,732	0.55%
Total Funded Debt Investments - Jersey								$2,732	$2,732	$2,732	0.55%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(2)(3)	SOFR(Q)	+	5.50%	9.20%	03/2026	03/2033	$3,991	$3,971	$3,971	0.80%
Total Funded Debt Investments - Switzerland								$3,991	$3,971	$3,971	0.80%
Total Funded Debt Investments								$496,923	$492,934	$483,874	96.42%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(4)	SOFR(Q)	+	7.00%	10.67%	11/2024	01/2037	$472	$472	$465	0.09%
Total Structured Finance Obligations - United States								$472	$472	$465	0.09%
Equity - United States
HIG Intermediate, Inc. (8)
Business Services	Series A preferred shares (4)	Fixed(Q)		10.50%	10.50%	12/2024	—	3,443	$3,417	$3,443	0.69%
Eclipse Topco, Inc. (7)
Financial Services & Technology	Preferred shares (4)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	74	858	865	0.17%
Jawbreaker Topco, L.P. (10)
Software	Class A-1 common units (4)	—		—	—	01/2026	—	16,430	164	164	0.03%
FS WhiteWater Holdings, LLC (9)
Consumer Services	Class B preferred units (4)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	330	52	52	0.01%
Total Shares - United States									$4,491	$4,524	0.90%
Total Shares									$4,491	$4,524	0.90%
Total Funded Investments									$497,897	$488,863	97.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2031	$230	$(1)	$—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	628	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	427	(1)	—
							1,055	(1)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	3,416	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	980	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2024	12/2027	140	—	—
							1,120	—	—	—%
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2024	07/2028	315	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	07/2028	487	—	—
							802	—	—	—%
Bullhorn, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2024	05/2026	198	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	10/2029	195	—	—
							393	—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2024	11/2026	348	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2024	11/2031	112	(1)	—
							460	(1)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2026	815	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	543	(2)	—
							1,358	(2)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2027	1,414	(2)	—	—%
CoreTrust Purchasing Group LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2022	05/2026	73	(1)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	247	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2029	328	(2)	—
							575	(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	$106	$(1)	$—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2033	626	(4)	—	—%
HIG Operations Holdings, Inc. (8)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	03/2024	09/2026	613	(2)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2024	09/2028	744	(2)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	70	—	—	—%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	429	(3)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	694	(3)	—	—%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	979	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	419	(2)	—
							1,398	(2)	—	—%
Model N, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2024	06/2026	1,489	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2024	06/2031	794	(3)	—
							2,283	(3)	—	—%
Next Holdco, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2024	09/2027	457	—	—	—%
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2028	655	—	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2024	12/2032	818	(3)	—
							1,473	(3)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2029	821	—	—	—%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	469	—	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	366	(1)	—
							835	(1)	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	3,614	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	$567	$(3)	$—	—%

Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2030	614	(4)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	457	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	06/2029	122	(1)	—
							579	(1)	—	—%
CentralSquare Technologies, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2024	04/2030	630	(5)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2026	773	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	12/2029	353	—	—
							1,126	—	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2026	152	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	487	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2031	661	(3)	—
							1,300	(3)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	02/2024	10/2028	165	(1)	—	—%
FS WhiteWater Holdings, LLC (9)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,239	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	10	—	—
							1,249	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	43	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2024	12/2030	513	—	—
							556	—	—	—%
PDI TA Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2024	02/2031	13	—	(1)	(0.00)%
Anaplan, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	06/2028	47	—	(1)	(0.00)%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2029	313	(2)	(1)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	03/2028	$106	$(1)	$(1)	(0.00)%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	177	(1)	(1)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	03/2026	03/2028	195	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	281	(1)	(1)
							476	(1)	(1)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	742	—	(2)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2030	186	(2)	(2)	(0.00)%
Jawbreaker Topco, L.P. (10)
Jawbreaker Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2029	374	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	04/2026	928	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	374	(2)	(2)
							1,676	(2)	(2)	(0.00)%
Eclipse Topco, Inc. (7)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2024	09/2026	468	—	(2)	(0.00)%
Fetch, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	03/2026	09/2028	958	—	—
	First Lien(5) - Undrawn	—	—	—	03/2026	03/2033	575	(3)	(3)
							1,533	(3)	(3)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	180	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	01/2028	480	—	(2)
							660	(1)	(3)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,337	—	(3)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(5) - Undrawn	—	—	—	02/2026	09/2028	47	—	(1)
	First Lien(5) - Undrawn	—	—	—	02/2026	02/2028	153	—	(3)
							200	—	(4)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2028	740	—	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2024	12/2032	$251	$—	$(4)	(0.00)%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	306	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
							1,718	—	(5)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	242	(1)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	303	—	(3)
							545	(1)	(5)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	449	(2)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	629	—	(3)
							1,078	(2)	(5)	(0.00)%
Superman Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	726	(1)	(5)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	536	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	536	(2)	(3)
							1,072	(2)	(6)	(0.00)%
Optimizely North America Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2031	375	(1)	(6)	(0.00)%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2024	10/2028	138	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2026	373	—	(4)
							511	—	(6)	(0.00)%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	264	—	(6)	(0.00)%
Xactly Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2027	154	—	(8)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2024	09/2031	815	(3)	(8)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Diligent Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2024	08/2030	$280	$(1)	$(3)
	First Lien(4)(5) - Undrawn	—	—	—	04/2024	04/2026	538	(1)	(6)
							818	(2)	(9)	(0.00)%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	234	—	(4)
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	02/2028	279	(1)	(5)
							513	(1)	(9)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	346	(2)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	1,037	—	(7)
							1,383	(2)	(9)	(0.00)%
PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	396	—	(6)
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2032	217	(1)	(3)
							613	(1)	(9)	(0.00)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	178	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	435	—	(8)
							613	—	(11)	(0.00)%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2024	01/2030	414	(3)	(11)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	15	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	228	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	679	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	890	—	(4)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	912	—	(5)
							2,724	(4)	(13)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	1,132	(4)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,358	—	(7)
							2,490	(4)	(13)	(0.00)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	306	—	(13)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	408	(1)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	2,368	—	(12)
							2,776	(1)	(14)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Lighthouse Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	$477	$(2)	$(2)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	2,387	—	(12)
							2,864	(2)	(14)	(0.00)%

Coupa Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	592	—	(7)
	First Lien(4)(5) - Undrawn	—	—	—	02/2023	06/2027	773	—	(10)
							1,365	—	(17)	(0.01)%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2024	05/2028	329	(1)	(21)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2030	680	(1)	(22)	(0.01)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	594	—	(10)
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	06/2030	832	(4)	(13)
							1,426	(4)	(23)	(0.01)%
LogRhythm, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2029	210	(2)	(26)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	378	(1)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	1,260	—	(21)
							1,638	(1)	(27)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	863	(7)	(31)	(0.01)%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2026	1,320	—	(33)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2023	11/2029	310	(3)	(44)	(0.01)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	747	(2)	(19)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	1,437	—	(37)
							2,184	(2)	(56)	(0.01)%
Runway Bidco, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2031	859	(4)	(19)
	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	(39)
							2,577	(4)	(58)	(0.01)%
Total Unfunded Debt Investments - United States							$76,613	$(121)	$(578)	(0.11)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2022	12/2028	$99	$—	$(1)	(0.00)%

Adelaide Borrower, LLC**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2024	05/2030	293	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	05/2026	524	—	(5)
							817	(3)	(8)	(0.00)%
Total Unfunded Debt Investments - Australia							$916	$(3)	$(9)	(0.00)%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2030	$774	$(6)	$—	—%
Total Unfunded Debt Investments - United Kingdom							$774	$(6)	$—	—%
Total Unfunded Debt Investments							$78,303	$(130)	$(587)	(0.11)%
Total Non-Controlled/Non-Affiliated Investments								$497,767	$488,276	97.30%
Total Investments								$497,767	$488,276	97.30%

(1)New Mountain Guardian IV Income Fund, L.L.C. (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Guardian IV Income Fund SPV, L.L.C.
(3)Investment is pledged as collateral for the Wells Credit Facility (as defined below), a revolving credit facility among the Company as collateral manager, equity holder and seller, New Mountain Guardian IV Income Fund SPV, L.L.C. as the borrower, Wells Fargo Bank, National Association as the swingline lender and administrative agent, Western Alliance Trust Company, N.A. as the collateral custodian. See Note 6. Borrowings, for details.
(4)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(5)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2026.
(7)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $865.
(8)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $3,443.
(9)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC, a first lien term loan and a first lien delayed draw in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026 , the Company's stated value of its equity investment plus unpaid compounded dividends was $52.
(10)The Company holds Class A-1 common units in Jawbreaker Topco, L.P. and a first lien term loan, first lien delayed draws and first lien revolver in Jawbreaker Parent, Inc., a partially-owned subsidiary of Jawbreaker Topco, L.P.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, 5.06% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
March 31, 2026
(unaudited)

March 31, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	95.46%
Second lien	3.09%
Subordinated	0.43%
Structured Finance Obligations	0.10%
Equity and other	0.92%
Total investments	100.00%

March 31, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	33.92%
Software	30.76%
Financial Services & Technology	15.10%
Healthcare	10.11%
Consumer Services	4.56%
Education	3.24%
Business Products	0.84%
Food & Beverage	0.69%
Packaging	0.53%
Distribution & Logistics	0.15%
Investment Fund	0.10%
Total investments	100.00%

March 31, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.56%
Fixed rates	1.44%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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
The accompanying notes are an integral part of these consolidated financial statements.

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
(6)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in Higginbotham Insurance Agency, Inc., a wholly- owned subsidiary of HIG Intermediate, Inc.
(7)     The Company holds preferred equity in FS WhiteWater Holdings, LLC, a first lien term loan and two first lien delayed draws in in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC.
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
The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Guardian IV Income Fund, L.L.C.
March 31, 2026
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
The Company established New Mountain Guardian IV Income Fund SPV L.L.C. ("GIV Income SPV") on December 18, 2025 as a wholly-owned direct subsidiary of the Company, whose assets are used to secure GIV Income SPV's credit facility.
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
As of March 31, 2026, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary GIV Income SPV.
The Company's consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected in the Company's Consolidated Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected on the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized PIK interest from investments of $166 and $198, respectively, and PIK dividends from investments of $29 and $26, respectively.
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
Organizational expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company and are expensed as incurred in the Consolidated Statements of Operations. Any organizational and offering expenses paid by the Company in excess of the lesser of $2,000 or 0.25% of the aggregate Capital Commitments pursuant to the Expense Limitation and Reimbursement Agreement (as defined below), will be applied as a reduction to the base management fee paid to the Investment Adviser and cannot be recouped by the Investment Adviser.
Deferred offering costs—The Company's deferred offering costs consist of fees and expenses incurred in connection with the offering of the Company's Units. Upon the issuance of Units, deferred offering costs are then amortized into Organizational and Offering Expenses on the Consolidated Statements of Operations on a straight line basis over a period of 12 months beginning on the date of commencement of operations. Deferred offering costs are included on the Company’s Consolidated Statements of Assets, Liabilities and Members' Capital until amortized.
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
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") through December 31, 2025. The 2023 year and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Consolidated Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. This movement is beyond the control of the Company and cannot be predicted.
Use of estimates—The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Note 3. Investments
At March 31, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$473,646	$466,127
Second lien	17,083	15,082
Subordinated	2,075	2,078
Structured finance obligations	472	465
Equity and other	4,491	4,524
Total investments	$497,767	$488,276
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$165,627	$165,638
Software	155,195	150,199
Financial Services & Technology	74,023	73,723
Healthcare	49,255	49,373
Consumer Services	22,793	22,242
Education	17,096	15,843
Business Products	4,052	4,119
Food & Beverage	3,338	3,362
Packaging	5,200	2,596
Distribution & Logistics	716	716
Investment Fund	472	465
Total investments	$497,767	$488,276

At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$460,908	$458,865
Second lien	17,078	16,904
Subordinated	2,003	2,050
Structured finance obligations	472	479
Equity and other	4,326	4,361
Total investments	$484,787	$482,659
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$164,057	$164,717
Software	147,745	147,292
Financial Services & Technology	71,193	71,399
Healthcare	49,573	49,808
Consumer Services	21,615	21,541
Education	17,100	16,141
Packaging	4,906	3,021
Business Products	4,055	4,193
Food & Beverage	3,345	3,342
Distribution & Logistics	726	726
Investment Fund	472	479
Total investments	$484,787	$482,659

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2026:

	Total	Level I	Level II	Level III
First lien	$466,127	$—	$30,241	$435,886
Second lien	15,082	—	3,541	11,541
Subordinated	2,078	—	—	2,078
Structured finance obligations	465	—	—	465
Equity and other	4,524	—	—	4,524
Total investments	$488,276	$—	$33,782	$454,494

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$458,865	$—	$41,193	$417,672
Second lien	16,904	—	4,965	11,939
Subordinated	2,050	—	—	2,050
Structured finance obligations	479	—	—	479
Equity and other	4,361	—	—	4,361
Total investments	$482,659	$—	$46,158	$436,501
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$436,501	$417,672	$11,939	$2,050	$479	$4,361
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(264)	(264)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(4,379)	(4,041)	(280)	(43)	(14)	(1)
Purchases, including capitalized PIK and revolver fundings	25,682	25,447	—	71	—	164
Proceeds from sales and paydowns of investments	(16,452)	(16,452)	—	—	—	—
Transfers into Level III (1)	18,489	13,524	4,965	—	—	—
Transfers out of Level III (1)	(5,083)	—	(5,083)	—	—	—
Fair Value, March 31, 2026	$454,494	$435,886	$11,541	$2,078	$465	$4,524
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(4,382)	(4,045)	(280)	(43)	(13)	(1)

(1)    As of March 31, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into     Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$—	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(9)	(9)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(66)	(127)	34	27	—	—
Purchases, including capitalized PIK and revolver fundings	32,737	32,115	560	62	—	—
Proceeds from sales and paydowns of investments	(8,694)	(8,694)	—	—	—	—
Transfers into Level III (1)	13,943	13,471	—	—	472	—
Transfers out of Level III (1)	(1,523)	—	(1,523)	—	—	—
Fair Value, March 31, 2025	$368,063	$358,356	$3,186	$1,830	$472	$4,219
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(69)	$(130)	$34	$27	$—	$—

(1)As of March 31, 2025, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2026 and March 31, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2026 were as follows:

				Range
Type	Fair Value as of March 31, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$422,295	Market & income approach	EBITDA multiple	7.0x	27.5x	16.2x
			Revenue multiple	2.0x	13.0x	7.3x
			Discount rate	6.1%	16.8%	9.0%
	13,591	Other	N/A (2)	N/A	N/A	N/A
Second lien	2,011	Market & income approach	EBITDA multiple	12.0x	16.0x	14.0x
			Discount rate	10.3%	14.4%	11.9%
	9,530	Other	N/A (2)	N/A	N/A	N/A
Subordinated	2,078	Market & income approach	EBITDA multiple	13.8x	13.8x	13.8x
			Discount rate	14.6%	14.6%	14.6%
Structured Finance Obligations	465	Income approach	Discount rate	11.1%	11.1%	11.1%
Equity and other	4,524	Market & income approach	EBITDA multiple	9.0x	19.0x	17.1x
			Discount rate	11.3%	13.2%	11.1%
	$454,494

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
The Wells Credit Facility (as defined below) and the Unsecured Management Company Revolver (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
As of March 31, 2026, there was no balance outstanding under the Wells Credit Facility and as of December 31, 2025, there was no balance outstanding under the Unsecured Management Company Revolver. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company's marketplace credit ratings, or market quotes, if available.
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
For both the three months ended March 31, 2026 and March 31, 2025, incentive fees waived were under $1 thousand. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three months ended March 31, 2026 and March 31, 2025, there were no reimbursements paid by the Company to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Management fee	$961	$726
Less: management fee waiver	—	—
Net management fee	961	726
Income based incentive fee	$992	$792
Capital gains incentive fee	$—	$(112)
As of both March 31, 2026 and December 31, 2025, no incentive fees on capital gains were accrued but are not payable under the Investment Management Agreement by the Company, as return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026 and March 31, 2025, approximately $160 and $155, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2026 and December 31, 2025, approximately $160 and $179, respectively, of indirect administrative expenses were included in receivable from affiliates.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of directors and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows the Company to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest in certain negotiated transactions with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of directors make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, the board of directors oversees the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of directors.
On June 23, 2023, the Company entered into the Uncommitted Revolving Loan Agreement (as defined below) with NMF Investments III, L.L.C., an affiliate of the Investment Adviser, with a $10,000 maximum amount of revolver borrowings available and a maturity date of December 31, 2025. Refer to Note 6. Borrowings for discussion of the Unsecured Management Company Revolver (as defined below).
Note 6. Borrowings
Unsecured Management Company Revolver—The Uncommitted Revolving Loan Agreement, dated June 23, 2023, between the Company, as the borrower, and NMF Investments III, L.L.C., an affiliate of the Investment Adviser, as the lender (the "Uncommitted Revolving Loan Agreement"), was structured as a discretionary unsecured revolving credit facility (the "Unsecured Management Company Revolver"). The proceeds from the Unsecured Management Company Revolver were used for general corporate purposes, including the funding of portfolio investments. The maturity date of the Unsecured Management Company Revolver was December 31, 2025 and the maximum facility amount was $10,000. The Unsecured Management Company Revolver generally bore interest at a rate of 7.00% per annum (as defined in the Uncommitted Revolving Loan Agreement).
As of December 31, 2025, there was no outstanding balance under the Unsecured Management Company Revolver.
BMO Subscription Line—On June 29, 2023, the Company entered into a Loan Authorization Agreement with BMO Bank N.A. (formerly known as BMO Harris Bank N.A., "BMO") (as amended, from time to time, and most recently amended on April 12, 2024, the "Loan Authorization Agreement"), which allowed the Company to borrow on a revolving credit basis an aggregate principal amount not exceeding $65,332 (the "BMO Subscription Line"). All outstanding borrowings under the BMO Subscription Line were due on BMO's demand within 15 business days or the earliest to occur on the date (x) six months after each advance date and (y) 30 days prior to the termination of the Investment Period, which varied throughout the period. The BMO Subscription Line was collateralized by the unfunded Capital Commitments of each of the Company's unitholders. All fees associated with the origination and amendment of the BMO Subscription Line were capitalized on the Statements of Assets, Liabilities and Members' Capital and were amortized and charged against income as other financing costs over the life of the BMO Subscription Line. On December 15, 2025, the BMO Subscription Line was terminated in connection with the final drawdown on Capital Commitments. The BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the SOFR Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of

0.15%. The BMO Subscription Line also charged an annual administrative fee, based on the Amount of Maximum Credit then in effect (as defined in the Loan Authorization Agreement).
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
Interest expense	$939
Administrative fees	(127)
Amortization of financing costs	81
Weighted average interest rate	7.3%
Effective interest rate	6.9%
Average debt outstanding	$52,550
Wells Credit Facility—On January 15, 2026, the Company's wholly-owned subsidiary, GIV Income SPV, entered into a Loan and Security Agreement, (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Income SPV, as the borrower, the Company, as seller, equityholder and collateral manager, Wells Fargo Bank, National Association ("Wells Fargo"), as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility is designed to provide liquidity to satisfy future funding obligations arising from existing commitments, including revolving credit facilities, bridge financing arrangements and delayed draw commitments. The Wells Credit Facility will mature on January 15, 2031 and has a maximum facility amount of $50,000. Under the Wells Credit Facility, GIV Income SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments held by GIV Income SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Income SPV investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.85% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the Wells Credit Facility for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026(1)
Interest expense	$—
Non-usage fee	52
Amortization of financing costs	21
Weighted average interest rate	—%
Effective interest rate	—%
Average debt outstanding	$—

(1)For the three months ended March 31, 2026, amounts represent the period from January 15, 2026 (commencement of the Wells Credit Facility) to March 31, 2026.
As of March 31, 2026, there was no outstanding balance under the Wells Credit Facility, and GIV Income SPV was in compliance with the applicable covenants of the Wells Loan and Security Agreement.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2026, the Company had unfunded commitments on revolving credit facilities of $31,273, no outstanding bridge financing commitments and other future funding commitments of $47,030. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $31,141, no outstanding bridge financing commitments, and other future funding commitments of $56,563. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Wells Loan and Security Agreement as of March 31, 2026 and the Unsecured Management Company Revolver as of December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $16,340 and $10,323, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2026 and March 31, 2025.
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2026	March 31, 2026	April 20, 2026	$0.173
The following table reflects the distributions declared on the Company's Units for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.222

Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$1,298	$6,389
Denominator for basic & diluted weighted average unit:	51,240,500	33,306,325
Basic & diluted earnings per unit:	$0.03	$0.19

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Per unit data(1):
Members' capital, December 31, 2025 and December 31, 2024, respectively	$9.94	$10.04
Net investment income (loss)	0.17	0.22
Net realized and unrealized gains (losses)	(0.14)	(0.03)
Total net increase (decrease)	0.03	0.19
Net increase (decrease) in members' capital from capital transactions	—	—
Distributions declared to unitholders from net investment income	(0.18)	(0.22)
Members' capital, March 31, 2026 and March 31, 2025, respectively	$9.79	$10.01
Total return based on members' capital(2)	0.27%	1.89%
Units outstanding at end of period	51,240,500	33,306,325
Average weighted units outstanding for the period	51,240,500	33,306,325
Average members' capital for the period	$509,329	$334,331
Ratio to average members' capital:
Net investment income (loss)(3)	7.11%	8.79%
Total expenses, before waivers(3)	1.99%	3.38%
Total expenses, net of waivers(3)	1.99%	3.38%

Average debt outstanding—Unsecured Management Company Revolver	N/A	$—
Average debt outstanding—BMO Subscription Line	N/A	$52,550
Average debt outstanding—Wells Credit Facility(4)	$—	N/A
Asset coverage ratio	N/A	717.29%
Portfolio turnover	3.09%	5.01%

Capital Commitments	$512,405	$512,405
Funded Capital Commitments	$512,405	$333,063
% of Capital Commitments funded	100.00%	65.00%

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
(4)For the three months ended March 31, 2026, average debt outstanding represents the period from January 15, 2026 (commencement of the Wells Credit Facility) to March 31, 2026.
N/A    Not Applicable.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements.
Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in unitholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. (the "Company"), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in members’ capital, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets, liabilities and members’ capital of the Company, including the schedule of investments as of December 31, 2025, and the related statements of operations, changes in members’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2026, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and members’ capital as of December 31, 2025, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and members’ capital from which it has been derived.
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
May 13, 2026

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian IV Income Fund, L.L.C. ("we", "us", "our", "GIV Income" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
We conducted a private offering (the "Private Offering") of units of our limited liability company interests (the "Units") to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Units were offered for subscription continuously throughout the Closing Period (as defined below). Each investor in the Private Offering made a capital commitment (each, a "Capital Commitment") to purchase Units pursuant to a subscription agreement entered into with us (each, a "Subscription Agreement"). Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the 18-month period (the "Closing Period") following the initial closing of Capital Commitments, which occurred on May 23, 2023. On November 20, 2024, pursuant to our limited liability company agreement as amended and restated on July 10, 2023 (the "A&R LLC Agreement"), the Investment Adviser elected to extend the Closing Period from November 23, 2024 to March 31, 2025. At the end of the Closing Period, we had aggregate Capital Commitments from investors of $512.4 million. We accepted and drew down on Capital Commitments from investors throughout the Closing Period. The final drawdown on Capital Commitments closed on December 15, 2025. We commenced our loan origination and investment activities on May 24, 2023. The investment period began on May 23, 2023 and will continue until March 31, 2029, the four-year anniversary of the end of the Closing Period (the "Investment Period"). Our term is until March 31, 2031, six years from the end of the Closing Period, subject to (i) a one year extension as determined by the Investment Adviser in its sole discretion and (ii) an additional one year extension as determined by our board of directors.
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
As of March 31, 2026, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of March 31, 2026, our members' capital was approximately $501.8 million and our portfolio had a fair value of approximately $488.3 million in 119 portfolio companies.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, we recognized PIK interest from investments of approximately $0.2 million and $0.2 million, respectively, and PIK dividends from investments of less than $50 thousand.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2026:

(in millions)	As of March 31, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$490.9	98.6%	$482.3	98.7%
Yellow	4.8	1.0%	4.2	0.9%
Orange	2.1	0.4%	1.8	0.4%
Red	—	—%	—	—%
	$497.8	100.0%	$488.3	100.0%
As of March 31, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of three portfolio company that had a Yellow Risk Rating and one that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $488.3 million in 119 portfolio companies at March 31, 2026 and approximately $482.7 million in 117 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Investments in 32 and 30, respectively, new and existing portfolio companies	$27.6	31.5
Debt repayments in existing portfolio companies	(10.6)	(17.2)
Sales of securities in 1 and 1 portfolio companies, respectively	(4.3)	(1.7)
Change in unrealized appreciation on 19 and 21 portfolio companies, respectively	0.4	0.2
Change in unrealized depreciation on 100 and 76 portfolio companies, respectively	(7.8)	(1.0)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025
Revenue

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Total interest income	$11.0	$9.6
Dividend income	0.1	0.1
Fee income	0.3	0.3
Total investment income	$11.4	$10.0
Our total investment income increased by approximately $1.4 million, or 14%, for the three months ended March 31, 2026 as compared to the same period in the prior year. For the three months ended March 31, 2026, total investment income of approximately $11.4 million consisted of approximately $10.6 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.2 million, approximately $0.1 million in dividends from investments and approximately $0.3 million in fee income.
The increase in interest income of approximately $1.5 million during the three months ended March 31, 2026 was primarily attributable to our increasing invested balances due to our full deployment of capital in December 2025 as compared to the same period in the prior year. Fee income during the three months ended March 31, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 7 portfolio companies.

Operating Expenses

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Management fee	$1.0	$0.7
Less: management fee waiver	—	—
Net management fee	1.0	0.7
Interest and other financing expenses	0.1	0.9
Income based incentive fees	1.0	0.8
Administrative expenses	0.3	0.3
Professional fees	0.1	0.2
Capital gains incentive fee	—	(0.1)
Other general and administrative expenses (1)	—	—
Total expenses	$2.5	$2.8
Less: expenses waived	—	—
Net expenses	$2.5	$2.8

(1)Amounts are less than $0.1 million.
Our total net operating expenses decreased by approximately $0.3 million for the three months ended March 31, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $0.3 million and our income based incentive fee increased by approximately $0.2 million for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees was attributable to larger managed and invested capital balances due to our full deployment of capital in December 2025 over the three months ended March 31, 2026 as compared to the same period in the prior year. There were no capital gains incentive fees for the three months ended March 31, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses decreased by approximately $0.8 million during the three months ended March 31, 2026 as compared to the same period in the prior year, primarily due to termination of the BMO Subscription Line.
Our total net administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended March 31, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Net realized gains (losses) on investments	$(0.3)	$—
Net change in unrealized appreciation (depreciation) of investments	(7.4)	(0.8)
Net realized and unrealized gain (losses)	$(7.7)	$(0.8)
We had net realized losses and net unrealized depreciation which resulted in a net loss of approximately $7.7 million for the three months ended March 31, 2026 as compared to net unrealized depreciation resulting in a net loss of approximately $0.8 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2026 was primarily driven by unrealized depreciation in RLG Holdings, LLC, Planview Parent, Inc. and Houghton Mifflin Harcourt Company. The net loss for the three months ended March 31, 2025 was primarily driven by the overall decrease in market prices of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2026, there was no outstanding balance under our Wells Credit Facility.
Since our inception on November 4, 2022, we entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On March 31, 2026 and December 31, 2025, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	March 31, 2026	December 31, 2025
Capital Commitments	$512.4	$512.4
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
The BMO Subscription Line was terminated on December 15, 2025 and the Unsecured Management Company Revolver matured on December 31, 2025. As of March 31, 2026, our credit facilities consisted of the Wells Credit Facility. As of December 31, 2025, our credit facilities consisted of the Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $24.4 million and $35.0 million, respectively. Our cash used in operating activities for the three months ended March 31, 2026 and March 31, 2025 was approximately $1.2 million and $9.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of March 31, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $78.3 million and $87.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of approximately $16.3 million and $10.3 million, respectively, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
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
We have also entered into an administration agreement (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator arranges office space for us and provides office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-

day operations. The Administrator also maintains, or oversees the maintenance of, our financial records, our reports to unitholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to unitholders for the three months ended March 31, 2026 totaled approximately $8.9 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024 total distributions declared were $32.0 million and $19.6 million, respectively, of which the distribution was comprised of approximately 97.96% and 97.19%, respectively, of ordinary income, 2.04% and 1.68%, respectively, of long-term capital gains and 0.00% and 1.13%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026, approximately $0.2 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2026, $0.2 million of indirect administrative expenses were included in receivable from affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not "interested persons", and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with affiliates subject to various approvals of our board of directors and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January, March, and April 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated that it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the three months ended March 31, 2026, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of March 31, 2026, approximately 98.6% of our investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and approximately 1.4% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is subject to floating interest rates and is currently paid based on the floating SOFR and Prime interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of our Wells Credit Facility. For our borrowings we use the outstanding balance as of March 31, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(22.63)%
-150 Basis Points	(16.98)%
-100 Basis Points	(11.32)%
-50 Basis Points	(5.66)%
+50 Basis Points	5.66%
+100 Basis Points	11.32%
+150 Basis Points	16.98%
+200 Basis Points	22.63%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Guardian IV Income Fund, L.L.C.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2026 .

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer