Form 10-Q
period 2026-06-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2026-08-12
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of August 12, 2026 was 51,240,500. As of June 30, 2026, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (cost of $504,264 and $484,787, respectively)	$495,107	$482,659
Cash and cash equivalents	18,210	35,000
Interest and dividend receivable	3,688	2,743
Receivable from unsettled securities sold	988	—
Receivable from affiliates	94	152
Other assets	1,455	146
Total assets	$519,542	$520,700
Liabilities
Borrowings
Wells Credit Facility	$6,000	$—
Deferred financing costs (net of accumulated amortization of $490 and $442, respectively)	(478)	—
Net borrowings	5,522	—
Distribution payable	9,223	8,916
Income based incentive fee payable	1,014	974
Management fee payable	961	954
Interest payable	45	—
Other liabilities	741	443
Total liabilities	17,506	11,287
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 51,240,500 and 51,240,500 units issued and outstanding, respectively	511,915	511,915
Accumulated underdistributed (overdistributed) earnings	(9,879)	(2,502)
Total members' capital	$502,036	$509,413
Total liabilities and members' capital	$519,542	$520,700
Members' capital per unit	$9.80	$9.94
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$11,041	$10,212	$21,928	$19,596
PIK interest income	317	190	483	388
Dividend income	114	118	235	233
Fee income	229	259	482	594
Total investment income	11,701	10,779	23,128	20,811
Expenses
Interest and other financing expenses	126	1,110	200	2,005
Income based incentive fee	1,014	843	2,006	1,635
Management fee	961	755	1,922	1,481
Administrative expenses	290	299	584	563
Professional fees	143	161	297	354
Capital gains incentive fee	—	(30)	—	(142)
Other general and administrative expenses	48	36	75	61
Organizational and offering expenses	—	—	—	8
Total expenses	2,582	3,174	5,084	5,965
Less: management fees waived (See Note 5)	—	(5)	—	(5)
Net expenses	2,582	3,169	5,084	5,960
Net investment income (loss)	9,119	7,610	18,044	14,851
Net realized gains (losses) on investments	(40)	(11)	(304)	(20)
Net change in unrealized appreciation (depreciation) of investments	334	(1,597)	(7,029)	(2,440)
Net realized and unrealized gains (losses)	294	(1,608)	(7,333)	(2,460)
Net increase (decrease) in members' capital resulting from operations	$9,413	$6,002	$10,711	$12,391
Earnings (loss) per unit (basic & diluted)	$0.18	$0.18	$0.21	$0.37
Weighted average common units outstanding - basic & diluted (See Note 10)	51,240,500	33,362,633	51,240,500	33,334,635

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$9,119	$7,610	$18,044	$14,851
Net realized gains (losses) on investments	(40)	(11)	(304)	(20)
Net change in unrealized appreciation (depreciation) of investments	334	(1,597)	(7,029)	(2,440)
Net increase (decrease) in members' capital resulting from operations	9,413	6,002	10,711	12,391
Capital transactions
Contributions	—	51,241	—	51,241
Placement fees	—	(5)	—	(5)
Distributions declared to unitholders from net investment income	(9,223)	(7,527)	(18,088)	(14,921)
Total net increase (decrease) in members' capital resulting from capital transactions	(9,223)	43,709	(18,088)	36,315
Net increase (decrease) in members' capital	190	49,711	(7,377)	48,706
Members' capital at the beginning of the period	501,846	333,337	509,413	334,342
Members' capital at the end of the period	$502,036	$383,048	$502,036	$383,048

Capital unit activity
Units issued	—	5,124,050	—	5,124,050
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$10,711	$12,391
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	304	20
Net change in unrealized (appreciation) depreciation of investments	7,029	2,440
Amortization of purchase discount	(509)	(1,190)
Amortization of deferred financing costs	48	83
Non-cash investment income	(428)	(427)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(53,652)	(73,536)
Proceeds from sales and paydowns of investments	36,388	41,501
Cash repayments on drawn revolvers	3,071	1,803
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	8	38
Cash paid for purchase of drawn portion of revolving credit facilities	(165)	(25)
Cash paid on drawn revolvers	(4,494)	(2,245)
Interest and dividend receivable	(945)	(346)
Receivable from unsettled securities sold	(988)	—
Receivable from affiliates	57	—
Other assets	(1,308)	(4,175)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	—	8,725
Interest payable	45	(35)
Accrued capital gains incentive fee	—	(142)
Income based incentive fee payable	40	66
Management fee payable	7	45
Payable to affiliate	—	(170)
Other liabilities	300	—
Net cash flows used in operating activities	(4,481)	(15,179)
Cash flows from financing activities
Distributions	(17,781)	(7,394)
Net proceeds from issuance of common units	—	51,241
Proceeds from Wells Credit Facility	6,000	—
Proceeds from BMO Subscription Line	—	76,000
Repayment of BMO Subscription Line	—	(116,000)
Placement fees paid	(2)	—
Deferred financing costs paid	(526)	—
Net cash flows provided by (used in) financing activities	(12,309)	3,847
Net increase (decrease) in cash and cash equivalents	(16,790)	(11,332)
Cash and cash equivalents at the beginning of the period	35,000	19,551
Cash and cash equivalents at the end of the period	$18,210	$8,219

Supplemental disclosure of cash flow information
Cash interest paid	$3	$2,085
Non-cash financing activities:
Distributions declared and payable	$9,223	$7,527
Accrued but unpaid placement fees	—	5
Accrued but unpaid deferred credit facility costs	2	3

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	$7,705	$7,702	$7,705
	Subordinated(4)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,558	1,556	1,558
	Subordinated(4)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	595	594	595
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.42%	05/2024	07/2028	318	318	318
								10,176	10,170	10,176	2.03%
Anaplan, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	01/2024	06/2029	9,984	9,975	9,790	1.95%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	5,183	5,178	5,183
	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	02/2024	10/2028	2,858	2,850	2,858
	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	11/2024	10/2028	682	681	682
	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	586	586	586
	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	253	253	253
	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	146	146	146
	First Lien(4)	SOFR(Q)	+	4.25%	7.94%	10/2023	10/2028	20	20	20
								9,728	9,714	9,728	1.94%
Viper Bidco, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	11/2024	11/2031	6,368	6,342	6,243
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	11/2024	11/2031	3,482	3,468	3,414
								9,850	9,810	9,657	1.92%
Coupa Holdings, LLC
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.91%	02/2023	02/2030	8,484	8,484	8,370
	First Lien(4)	SOFR(Q)	+	5.25%	8.90%	02/2023	02/2030	773	769	763
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.90%	02/2023	02/2029	395	395	389
								9,652	9,648	9,522	1.89%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	08/2024	09/2031	3,619	3,606	3,583
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	08/2024	09/2031	3,483	3,469	3,447
	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	08/2024	09/2031	2,026	2,019	2,006
								9,128	9,094	9,036	1.80%
Businessolver.com, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	10/2023	12/2032	8,926	8,909	8,903	1.77%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2023	10/2030	2,496	2,480	2,496
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2024	10/2030	2,423	2,418	2,423
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2025	10/2030	2,036	2,031	2,036
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2025	10/2030	859	857	859
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2025	10/2030	828	826	828
								8,642	8,612	8,642	1.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OEConnection LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.14%	04/2024	12/2032	$5,247	$5,228	$5,174
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	04/2024	12/2032	3,500	3,487	3,452
								8,747	8,715	8,626	1.72%
Jeppesen Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	10/2025	11/2032	4,994	4,982	4,982
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.41%	10/2025	11/2032	3,500	3,490	3,491
								8,494	8,472	8,473	1.68%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.14%	07/2024	07/2031	5,953	5,929	5,953
	First Lien(4)(5) - Drawn	SOFR(S)	+	4.50%	8.17%	11/2025	07/2031	1,951	1,944	1,951
	First Lien(4)	SOFR(S)	+	4.50%	8.19%	11/2025	07/2031	501	499	501
								8,405	8,372	8,405	1.67%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.39%	10/2023	12/2029	3,482	3,479	3,482
	First Lien(4)	SOFR(M)	+	4.75%	8.39%	10/2023	12/2029	2,310	2,310	2,310
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.39%	08/2024	12/2029	1,312	1,307	1,312
	First Lien(4)	SOFR(M)	+	4.75%	8.39%	07/2023	12/2029	1,140	1,134	1,140
								8,244	8,230	8,244	1.64%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	11/2023	11/2030	3,482	3,479	3,367
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	11/2023	11/2030	2,751	2,748	2,660
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	10/2025	11/2030	2,220	2,210	2,147
								8,453	8,437	8,174	1.63%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.91%	01/2025	01/2031	8,342	8,275	8,141	1.62%
Model N, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	06/2024	06/2031	3,687	3,672	3,656
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.48%	06/2024	06/2031	3,482	3,469	3,452
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	06/2024	06/2031	743	741	736
								7,912	7,882	7,844	1.56%
Meta Buyer LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031	6,283	6,255	6,250
	First Lien(4)	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031	863	857	859
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031	371	370	369
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.97%	12/2025	12/2031	261	262	260
								7,778	7,744	7,738	1.54%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.74%	03/2025	12/2027	4,039	4,028	4,039
	First Lien(4)	SOFR(M)	+	5.25%	8.99%	11/2023	12/2027	3,688	3,673	3,688
								7,727	7,701	7,727	1.54%
IG Investments Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	03/2024	09/2028	7,466	7,446	7,466	1.48%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	4.25%	8.18%	05/2025	08/2028	$7,145	$6,954	$6,645
	Second Lien(4)	SOFR(Q)	+	6.50%	10.43%	05/2022	08/2029	594	568	594
								7,739	7,522	7,239	1.44%
Acumatica Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	07/2025	07/2032	7,245	7,245	7,222	1.44%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.14%	09/2025	09/2032	7,006	6,990	6,728
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	9.04%	09/2025	09/2032	316	316	304
								7,322	7,306	7,032	1.40%
Runway Bidco, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	12/2024	12/2031	3,482	3,468	3,416
	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	12/2024	12/2031	3,348	3,334	3,284
								6,830	6,802	6,700	1.33%
Bullhorn, Inc.
Software	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	3,179	3,176	3,155
	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	2,137	2,134	2,122
	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	818	817	811
	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	247	246	245
	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	183	183	182
	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	82	82	81
	First Lien(4)	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	65	65	65
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.64%	05/2024	10/2029	30	30	30
								6,741	6,733	6,691	1.33%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	3,500	3,487	3,277
	First Lien(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	3,481	3,478	3,259
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.41%	08/2022	08/2028	103	103	97
								7,084	7,068	6,633	1.32%
Superman Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	08/2024	08/2031	3,482	3,475	3,473
	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	08/2024	08/2031	1,619	1,616	1,615
	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	08/2024	08/2031	1,478	1,475	1,474
								6,579	6,566	6,562	1.31%
Auctane, Inc.
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	5.75%	9.42%	05/2026	06/2033	6,533	6,486	6,485	1.29%
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	8.73%	11/2025	11/2029	5,786	5,786	5,786
	First Lien(4)	SOFR(Q)	+	5.00%	8.73%	11/2025	11/2028	682	682	682
								6,468	6,468	6,468	1.28%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.25%	7.89%	05/2025	06/2031	2,772	2,756	2,727
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.39%	05/2024	06/2031	2,457	2,443	2,430
	First Lien(4)	SOFR(M)	+	4.25%	7.89%	05/2025	06/2031	1,023	1,016	1,007
								6,252	6,215	6,164	1.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	$3,482	$3,482	$3,417
	First Lien(4)	SOFR(Q)	+	6.00%	9.67%	09/2023	08/2029	1,918	1,912	1,882
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	08/2024	08/2029	848	846	833
	First Lien(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2029	23	23	22
								6,271	6,263	6,154	1.23%
Maverick Bidco Inc.
Software	First Lien(4)	SOFR(S)	+	4.75%	8.42%	12/2025	12/2031	6,060	6,046	5,995	1.19%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.43%	06/2024	12/2030	5,841	5,838	5,841
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	04/2025	12/2030	62	62	62
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.41%	06/2024	12/2030	48	48	48
								5,951	5,948	5,951	1.19%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.48%	08/2024	08/2031	2,548	2,538	2,548
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	08/2024	08/2031	2,145	2,137	2,145
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	08/2024	08/2031	1,100	1,096	1,100
								5,793	5,771	5,793	1.15%
HIG Intermediate, Inc. (8)
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	03/2024	06/2031	2,968	2,964	2,968
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	03/2024	06/2031	2,269	2,265	2,269
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	03/2024	06/2031	522	517	522
								5,759	5,746	5,759	1.15%
Supernova Intermediate Pty Ltd
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.64%	05/2026	05/2033	5,767	5,753	5,753	1.15%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.39%	04/2024	04/2030	3,483	3,454	3,483
	First Lien(4)	SOFR(M)	+	5.75%	9.39%	04/2024	04/2030	2,265	2,249	2,265
								5,748	5,703	5,748	1.14%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(Q)	+	5.25%	9.01%	09/2023	04/2029	3,649	3,632	2,899
	First Lien(2)(3)	SOFR(Q)	+	5.25%	9.01%	09/2023	04/2029	3,482	3,372	2,766
								7,131	7,004	5,665	1.13%
Databricks, Inc.
Software	First Lien(2)(3)	SOFR(M)	+	4.50%	8.11%	02/2026	01/2032	3,326	3,326	3,322
	First Lien	SOFR(M)	+	4.50%	8.11%	12/2024	01/2032	1,933	1,926	1,931
								5,259	5,252	5,253	1.05%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	09/2024	05/2029	2,724	2,724	2,704
	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	09/2024	05/2029	2,529	2,515	2,510
								5,253	5,239	5,214	1.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	12/2025	01/2030	$5,203	$5,141	$5,203	1.04%
MRI Software LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2024	02/2028	2,382	2,377	2,342
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	12/2023	02/2028	1,857	1,855	1,825
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	08/2024	02/2028	610	609	599
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.48%	10/2025	02/2028	211	211	207
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.48%	12/2023	02/2028	93	93	91
								5,153	5,145	5,064	1.01%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.14%	10/2024	10/2030	3,175	3,163	3,175
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	10/2024	10/2030	1,797	1,796	1,797
								4,972	4,959	4,972	0.99%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(2)(3)	SOFR(M)	+	5.75%	9.39%	08/2025	02/2032	3,500	3,469	3,412
	Second Lien	SOFR(M)	+	5.75%	9.39%	08/2025	02/2032	1,500	1,485	1,462
								5,000	4,954	4,874	0.97%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.41%	07/2024	07/2031	3,482	3,476	3,482
	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	07/2024	07/2031	1,383	1,376	1,383
								4,865	4,852	4,865	0.97%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2025	02/2033	3,527	3,497	3,527
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2025	02/2033	755	748	755
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2026	02/2033	575	573	575
								4,857	4,818	4,857	0.97%
Alegeus Technologies Holdings Corp.
Healthcare	First Lien	SOFR(Q)	+	6.50%	10.16%	10/2024	11/2029	4,773	4,730	4,773	0.95%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(4)	SOFR(M)	+	5.50%	9.14%	07/2025	07/2033	4,756	4,734	4,756	0.95%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)*	+	2.63% +3.28%/PIK	9.56%	04/2026	12/2032	4,330	4,314	4,314
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.90%	04/2026	12/2032	180	179	179
								4,510	4,493	4,493	0.89%
Asurion, LLC
Business Services	First Lien	SOFR(Q)	+	4.25%	7.91%	06/2025	09/2030	4,500	4,388	4,462	0.89%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.48%	06/2024	12/2028	3,500	3,494	2,583
	Second Lien(4)	SOFR(Q)	+	5.75%	9.48%	06/2024	12/2028	1,815	1,813	1,339
	First Lien(2)	SOFR(Q)	+	3.50%	7.23%	02/2026	12/2027	623	516	539
								5,938	5,823	4,461	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.39%	03/2024	12/2032	$3,483	$3,483	$3,461
	First Lien(4)	SOFR(M)	+	4.75%	8.39%	03/2024	12/2032	636	636	632
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	10/2024	12/2032	15	15	15
								4,134	4,134	4,108	0.82%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2025	09/2032	3,909	3,891	3,890	0.77%
Optimizely North America Inc.
Software	First Lien(2)(3)(4)	SOFR(M)*	+	3.00% +2.50%/PIK	9.14%	10/2024	10/2031	3,497	3,483	3,404
	First Lien(4)	SOFR(M)*	+	3.00% +2.50%/PIK	9.14%	10/2024	10/2031	470	468	457
								3,967	3,951	3,861	0.77%
Diligent Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.67%	04/2024	08/2030	3,137	3,129	3,056
	First Lien(4)	SOFR(Q)*	+	8.42%/PIK	12.09%	04/2024	08/2030	538	536	524
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.65%	04/2024	08/2030	142	142	138
								3,817	3,807	3,718	0.74%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +2.75%/PIK	9.16%	08/2024	08/2031	3,445	3,420	3,412
	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	08/2024	08/2031	195	193	191
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.64%	08/2024	08/2030	108	108	106
								3,748	3,721	3,709	0.74%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien	SOFR(Q)	+	4.75%	8.48%	07/2025	07/2032	3,862	3,799	3,657	0.73%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.91%	09/2023	09/2029	3,600	3,574	3,584	0.71%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.03%	10/2025	06/2029	2,122	2,113	2,122
	First Lien(4)	SOFR(Q)	+	4.25%	8.01%	06/2023	06/2029	1,444	1,440	1,444
								3,566	3,553	3,566	0.71%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.40%	08/2024	08/2031	3,209	3,196	3,209
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.38%	08/2024	08/2031	357	356	357
								3,566	3,552	3,566	0.71%
Archduke Buyer, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.16%	12/2025	12/2032	3,551	3,534	3,533	0.70%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	5.75%	9.48%	05/2025	05/2030	3,354	3,334	3,354	0.67%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.66%	01/2025	02/2032	2,479	2,475	2,479
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.16%	01/2025	02/2032	839	837	839
								3,318	3,312	3,318	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Fetch, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.39%	03/2026	03/2033	$3,258	$3,242	$3,241	0.65%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.90%	08/2025	08/2031	3,111	3,098	3,096
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.88%	08/2025	08/2031	112	112	112
								3,223	3,210	3,208	0.64%
RailPros Parent, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.89%	05/2025	05/2032	2,899	2,887	2,899
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	7.89%	05/2025	05/2032	269	268	269
								3,168	3,155	3,168	0.63%
RLG Holdings, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	3,482	3,479	2,004
	First Lien(4)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	1,970	1,726	1,134
								5,452	5,205	3,138	0.63%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	04/2025	04/2032	3,057	3,047	3,046
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.17%	04/2025	04/2032	46	46	46
								3,103	3,093	3,092	0.62%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	6.75%	10.60%	12/2023	04/2029	3,103	3,077	3,042	0.61%
Vamos Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	01/2025	01/2032	2,995	2,982	2,931
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.23%	01/2025	01/2032	63	63	62
								3,058	3,045	2,993	0.60%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)	SOFR(A)	+	4.25%	7.79%	12/2025	12/2031	2,864	2,850	2,848
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	7.96%	12/2025	12/2031	95	95	95
								2,959	2,945	2,943	0.59%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	03/2025	03/2032	2,238	2,234	2,186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.46%	10/2025	03/2032	451	449	441
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	03/2025	03/2032	244	243	238
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.49%	03/2025	03/2032	49	49	48
								2,982	2,975	2,913	0.58%
GS Acquisitionco, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	2,074	2,074	1,947
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	690	690	648
	First Lien(4)	SOFR(Q)	+	5.25%	8.98%	03/2024	05/2028	282	282	265
								3,046	3,046	2,860	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Jawbreaker Topco, L.P. (10)
Jawbreaker Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.48%	01/2026	01/2033	$1,940	$1,931	$1,930
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	01/2026	01/2033	928	928	923
								2,868	2,859	2,853	0.57%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.39%	03/2026	08/2028	3,354	2,294	2,845	0.57%
Eclipse Topco, Inc. (7)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.15%	09/2024	09/2031	2,764	2,753	2,723	0.54%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)	SOFR(M)	+	6.00%	9.64%	10/2023	11/2030	2,900	2,880	2,495
	First Lien(4)(5) - Drawn	SOFR(M)	+	6.00%	9.62%	10/2023	11/2029	116	117	100
								3,016	2,997	2,595	0.52%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2025	07/2032	2,578	2,567	2,578	0.51%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.66%	01/2024	02/2031	2,445	2,437	2,335
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	01/2024	02/2031	195	195	187
								2,640	2,632	2,522	0.50%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.39%	07/2025	07/2030	2,428	2,413	2,410	0.48%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(4)	SOFR(Q)	+	6.24%	10.06%	04/2025	03/2028	2,353	2,343	2,316	0.46%
Galway Borrower LLC
Business Services	First Lien	SOFR(Q)	+	4.50%	8.23%	04/2024	09/2028	1,320	1,316	1,316
	First Lien	SOFR(Q)	+	4.50%	8.23%	04/2024	09/2028	922	914	919
	First Lien	SOFR(Q)	+	4.50%	8.23%	02/2026	09/2028	44	43	43
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.24%	02/2026	09/2028	24	24	24
								2,310	2,297	2,302	0.46%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	08/2025	08/2032	1,838	1,830	1,829
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	08/2025	08/2032	266	264	264
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	08/2025	08/2032	169	168	168
	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	03/2026	08/2032	40	40	40
								2,313	2,302	2,301	0.46%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	11/2024	11/2031	1,228	1,221	1,228
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.68%	11/2024	11/2031	584	580	584
	First Lien(4)	SOFR(Q)	+	5.00%	8.74%	07/2025	11/2031	203	201	203
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.67%	11/2024	11/2031	145	144	145
								2,160	2,146	2,160	0.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.89%	11/2023	11/2030	$2,140	$2,129	$2,140	0.43%
FS WhiteWater Holdings, LLC (9)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.83%	12/2025	12/2029	1,167	1,157	1,167
	First Lien(4)	SOFR(Q)	+	5.00%	8.88%	09/2024	12/2029	758	754	758
	First Lien(4)	SOFR(Q)	+	5.00%	8.88%	03/2025	12/2029	147	145	147
								2,072	2,056	2,072	0.41%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2025	10/2032	1,936	1,934	1,905	0.38%
KENG Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.16%	08/2023	08/2029	905	899	899
	First Lien(4)	SOFR(Q)	+	4.50%	8.16%	08/2023	08/2029	692	688	688
	First Lien(4)	SOFR(Q)	+	4.50%	8.16%	07/2024	08/2029	195	195	194
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.16%	01/2025	08/2029	16	17	16
								1,808	1,799	1,797	0.36%
LogRhythm, Inc.
Software	First Lien(4)	SOFR(Q)*	+	1.12% +6.38%/PIK	11.16%	07/2024	07/2029	2,115	2,095	1,788	0.36%
Xactly Corporation
Software	First Lien(4)	SOFR(Q)	+	6.25%	10.02%	02/2023	07/2027	1,787	1,787	1,687	0.34%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	5.25%	8.89%	02/2024	02/2031	1,580	1,574	1,580	0.31%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	1,439	1,432	1,431
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	27	27	27
								1,466	1,459	1,458	0.29%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	07/2025	07/2032	1,431	1,425	1,424	0.28%
Javelin Buyer, Inc.
Software	Second Lien	SOFR(Q)	+	5.00%	8.67%	10/2024	12/2032	1,530	1,524	1,388	0.28%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.50%	8.14%	07/2025	07/2032	1,381	1,375	1,353
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.14%	07/2025	07/2032	3	3	3
								1,384	1,378	1,356	0.27%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.66%	04/2025	06/2028	1,330	1,330	1,335	0.27%
PDQ.com Corporation
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	10/2025	10/2032	714	712	705
	First Lien(4)	SOFR(Q)	+	4.50%	8.15%	10/2023	10/2032	442	440	436
	First Lien(4)	SOFR(Q)	+	4.50%	8.15%	10/2023	10/2032	71	71	71
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.23%	10/2025	10/2032	44	44	43
								1,271	1,267	1,255	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	9.14%	06/2026	10/2029	$1,236	$1,235	$1,236
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.14%	06/2026	10/2029	5	5	5
								1,241	1,240	1,241	0.25%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	667	665	667
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	8.90%	03/2026	12/2031	481	481	481
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	41	41	41
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	17	17	17
								1,206	1,204	1,206	0.24%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.14%	06/2024	12/2028	1,067	1,064	1,066	0.21%
TigerConnect, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	553	549	547
	First Lien(4)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	482	479	477
	First Lien(4)	SOFR(Q)	+	6.25%	10.06%	11/2024	08/2029	27	27	27
								1,062	1,055	1,051	0.21%
Vehlo Purchaser, LLC
Software	First Lien(4)	SOFR(M)	+	5.25%	8.89%	06/2025	05/2028	954	948	950	0.19%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.89%	11/2025	04/2030	702	701	700
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.89%	11/2025	04/2030	188	187	188
								890	888	888	0.18%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.23%	09/2024	03/2032	807	793	794	0.16%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	672	672	672
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	46	46	46
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	34	34	34
								752	752	752	0.15%
CoreTrust Purchasing Group LLC
Business Services	First Lien(4)	SOFR(M)	+	5.25%	8.89%	09/2022	10/2029	731	729	731	0.15%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	8.39%	05/2024	03/2031	1,301	1,302	671	0.13%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)		8.00%	8.00%	03/2026	06/2030	624	540	594	0.12%
EAB Global, Inc.
Education	First Lien(2)(3)	SOFR(M)	+	3.00%	6.64%	06/2026	08/2030	408	349	369
	First Lien	SOFR(M)	+	3.00%	6.64%	06/2026	08/2030	72	60	65
								480	409	434	0.09%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.39%	07/2024	10/2028	315	314	311	0.06%
RealPage, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	3.75%	7.48%	03/2026	04/2028	325	304	306	0.06%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.53%	11/2023	03/2028	$156	$156	$153
	First Lien(4)	SOFR(Q)	+	6.00%	9.88%	11/2023	03/2028	139	139	138
								295	295	291	0.06%
KPSKY Acquisition Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.75%	9.51%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$480,403	$476,740	$468,100	93.25%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.98%	09/2025	10/2032	$3,483	$3,418	$3,317
	First Lien(4)	SOFR(Q)	+	5.25%	8.98%	09/2025	10/2032	1,270	1,244	1,209
								4,753	4,662	4,526	0.90%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	05/2025	06/2032	3,895	3,778	3,823	0.76%
Ciklum Inc.**
Business Services	First Lien(4)	SOFR(Q)	+	7.00%	10.76%	02/2024	02/2030	2,426	2,406	2,426
	First Lien(4)	SOFR(M)	+	7.00%	10.73%	02/2024	02/2030	1,376	1,370	1,376
								3,802	3,776	3,802	0.76%
Total Funded Debt Investments - United Kingdom								$12,450	$12,216	$12,151	2.42%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.23%	03/2026	03/2033	$3,991	$3,972	$3,971	0.79%
Total Funded Debt Investments - Switzerland								$3,991	$3,972	$3,971	0.79%
Funded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(4)	SOFR(Q)	+	6.00%	9.73%	05/2024	05/2030	$2,390	$2,374	$2,374
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.00%	9.74%	05/2024	05/2030	27	28	26
								2,417	2,402	2,400	0.48%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.16%	06/2025	12/2029	936	935	918
	First Lien(4)	SOFR(Q)	+	4.50%	8.16%	12/2023	12/2029	661	657	648
								1,597	1,592	1,566	0.31%
Total Funded Debt Investments - Australia								$4,014	$3,994	$3,966	0.79%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)(3)(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.08%	06/2025	07/2031	$2,590	$2,590	$2,590
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.24%	06/2025	07/2031	143	143	143
								2,733	2,733	2,733	0.54%
Total Funded Debt Investments - Jersey								$2,733	$2,733	$2,733	0.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Structured Financing Obligation - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(4)	SOFR(Q)	+	7.00%	10.66%	11/2024	01/2037	$472	$472	$466	0.09%
Total Structured Financing Obligation - United States								$472	$472	$466	0.09%
Total Funded Debt Investments								$504,063	$500,127	$491,387	97.88%
Equity - United States
HIG Intermediate, Inc. (8)
Business Services	Series A preferred shares (4)	Fixed(Q)		10.50%	10.50%	12/2024	—	3,443	$3,417	$3,443	0.68%
Eclipse Topco, Inc. (7)
Financial Services & Technology	Preferred shares (4)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	74	630	634	0.13%
Jawbreaker Topco, L.P. (10)
Software	Class A-1 common units (4)	—		—	—	01/2026	—	16,430	164	164	0.03%
FS WhiteWater Holdings, LLC (9)
Consumer Services	Class B preferred units (4)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	330	52	52	0.01%
Total Shares - United States									$4,263	$4,293	0.85%
Total Shares									$4,263	$4,293	0.85%
Total Funded Investments									$504,390	$495,680	98.73%
Unfunded Debt Investments - United States
FS WhiteWater Holdings, LLC (9)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—		—	—	12/2025	12/2027	$72	$(1)	$—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—		—	—	05/2024	07/2028	286	—	—
	First Lien(4)(5) - Undrawn	—		—	—	05/2024	07/2028	487	—	—
								773	—	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—		—	—	02/2024	02/2031	230	(1)	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—		—	—	01/2025	02/2027	578	—	—
	First Lien(4)(5) - Undrawn	—		—	—	01/2025	02/2032	427	(1)	—
								1,005	(1)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—		—	—	03/2025	03/2027	2,332	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2024	11/2026	$7	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	11/2024	11/2031	62	—	—
							69	—	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2026	457	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	543	(2)	—
							1,000	(2)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2027	1,414	(2)	—	—%
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	01/2028	740	—	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2024	01/2030	512	(6)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2026	10/2029	127	—	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2033	626	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2024	09/2028	744	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2024	05/2028	—	—	—	—%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	2,368	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	408	(1)	—
							2,776	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	31	—	—	—%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	429	(3)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	1,102	(4)	—	—%
Next Holdco, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2029	820	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	$629	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	449	(2)	—
							1,078	(2)	—	—%
Supernova Intermediate Pty Ltd
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2026	05/2029	2,097	—	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	3,614	—	—	—%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	567	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2030	614	(4)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	457	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	06/2029	122	—	—
							579	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2024	04/2030	630	(5)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2026	70	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2023	12/2029	353	—	—
							423	—	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2026	33	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	487	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2031	661	(2)	—
							1,181	(2)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	02/2024	10/2028	165	—	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	43	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2024	12/2030	465	—	—	—%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	153	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2026	09/2028	52	—	—
							205	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Anaplan, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	06/2028	$47	$—	$(1)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	03/2028	67	(1)	(1)	(0.00)%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	177	(1)	(1)	(0.00)%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2029	313	(2)	(1)	(0.00)%
Bullhorn, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2024	10/2029	195	—	(1)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	03/2026	03/2028	195	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	113	(1)	(1)
							308	(1)	(2)	(0.00)%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2024	12/2032	251	—	(2)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2026	12/2032	503	(2)	(2)	(0.00)%
Superman Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	726	(1)	(2)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	742	—	(2)	(0.00)%
Coupa Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	197	—	(3)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	320	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	432	—	(2)
							752	(1)	(3)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	180	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	01/2028	480	—	(2)
							660	(1)	(3)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,337	—	(3)	(0.00)%
Jawbreaker Topco, L.P. (10)
Jawbreaker Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2029	374	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	374	(2)	(2)
							748	(2)	(4)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	$165	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
							1,577	—	(4)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	246	(1)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2029	328	(2)	(2)
							574	(3)	(4)	(0.00)%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	264	—	(4)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	536	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	536	(2)	(3)
							1,072	(2)	(6)	(0.00)%
Diligent Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2024	08/2030	217	(1)	(6)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2030	284	(3)	(6)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	303	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	242	(1)	(3)
							545	(1)	(6)	(0.00)%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2024	10/2028	138	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2026	373	—	(4)
							511	—	(6)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	233	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	1,037	—	(5)
							1,270	(1)	(6)	(0.00)%
Model N, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2024	06/2031	794	(3)	(7)	(0.00)%
Eclipse Topco, Inc. (7)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2024	09/2026	468	—	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2032	$217	$(1)	$(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	353	(1)	(4)
							570	(2)	(7)	(0.00)%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	171	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	02/2028	279	(1)	(5)
							450	(1)	(8)	(0.00)%
Fetch, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	03/2026	03/2033	575	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	03/2026	09/2028	958	—	(5)
							1,533	(3)	(8)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2024	09/2031	814	(3)	(8)	(0.00)%
Xactly Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2027	154	—	(9)	(0.00)%
Optimizely North America Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2031	375	(1)	(10)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	871	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,358	—	(7)
							2,229	(4)	(11)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2024	06/2030	832	(4)	(13)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	6	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	228	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	679	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	890	—	(4)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	912	—	(5)
							2,715	(4)	(13)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	382	(2)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	2,386	—	(12)
							2,768	(2)	(14)	(0.00)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	196	—	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	435	—	(10)
							631	—	(15)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	$253	$—	$(16)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	244	(1)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	571	—	(11)
							815	(1)	(16)	(0.01)%
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2028	654	—	(9)
	First Lien(4)(5) - Undrawn	—	—	—	04/2024	12/2032	818	(3)	(11)
							1,472	(3)	(20)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	863	(7)	(21)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2030	680	(1)	(22)	(0.01)%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2026	1,320	—	(25)	(0.01)%
LogRhythm, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2029	210	(2)	(33)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	315	(2)	(7)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	1,260	—	(27)
							1,575	(2)	(34)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2023	11/2029	272	(3)	(38)	(0.01)%
Runway Bidco, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2031	859	(3)	(16)
	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	(33)
							2,577	(3)	(49)	(0.01)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	642	(2)	(26)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	1,437	—	(57)
							2,079	(2)	(83)	(0.02)%
Total Unfunded Debt Investments - United States							$66,418	$(117)	$(566)	(0.11)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2022	12/2028	$99	$—	$(2)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Adelaide Borrower, LLC**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2024	05/2030	$307	$(3)	$(2)
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	11/2027	524	—	(3)
							831	(3)	(5)	(0.00)%
Total Unfunded Debt Investments - Australia							$930	$(3)	$(7)	(0.00)%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2030	$774	$(6)	$—	—%
Total Unfunded Debt Investments - United Kingdom							$774	$(6)	$—	—%
Total Unfunded Debt Investments							$68,122	$(126)	$(573)	(0.11)%
Total Non-Controlled/Non-Affiliated Investments							$572,185	$504,264	$495,107	98.62%
Total Investments								$504,264	$495,107	98.62%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2026.
(7)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan and a first lien delayed draw in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $634.
(8)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in HIG Operations Holdings, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $3,443.
(9)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC, a first lien term loan and two first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $52.
(10)The Company holds Class A-1 common units in Jawbreaker Topco, L.P. and a first lien term loan, first lien delayed draws and first lien revolver in Jawbreaker Parent, Inc., a partially-owned subsidiary of Jawbreaker Topco, L.P.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2026, 5.03% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
June 30, 2026
(unaudited)

June 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	95.48%
Second lien	3.14%
Subordinated	0.43%
Structured Finance Obligations	0.09%
Equity and other	0.86%
Total investments	100.00%

June 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	33.30%
Software	31.99%
Financial Services & Technology	13.61%
Healthcare	9.28%
Consumer Services	4.98%
Education	3.21%
Distribution & Logistics	1.46%
Business Products	0.77%
Food & Beverage	0.68%
Packaging	0.63%
Investment Fund	0.09%
Total investments	100.00%

June 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.61%
Fixed rates	1.39%
Total investments	100.00%

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
(7)     The Company holds preferred equity in FS WhiteWater Holdings, LLC, a first lien term loan and two first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC.
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
June 30, 2026
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
The Company established New Mountain Guardian IV Income Fund SPV, L.L.C. ("GIV Income SPV") on December 18, 2025 as a wholly-owned direct subsidiary of the Company, whose assets are used to secure GIV Income SPV's credit facility.
The Company focuses on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company's differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
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
As of June 30, 2026, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on an accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026, the Company recognized PIK interest from investments of $317 and $483, respectively, and PIK dividends from investments of $25 and $54, respectively. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $190 and $388, respectively, and PIK dividends from investments of $26 and $52, respectively.
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
Fee income: Fee income represents delayed compensation, revolver fees, upfront fees, amendment fees, consent fees and other miscellaneous fees received which are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
Earnings per Unit—The Company's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in members'

capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in members' capital resulting from operations by the weighted average number of Units assuming all potential Units had been issued, and the related net impact to members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company isolates that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of foreign currency" and "Net realized gains (losses) of foreign currency" in the Company's Consolidated Statements of Operations.
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

Note 3. Investments
At June 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$480,292	$472,661
Second lien	17,087	15,534
Subordinated	2,150	2,153
Structured finance obligations	472	466
Equity and other	4,263	4,293
Total investments	$504,264	$495,107
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$164,389	$164,822
Software	163,637	158,376
Financial Services & Technology	67,543	67,371
Healthcare	45,999	45,964
Consumer Services	25,172	24,640
Education	17,500	15,916
Distribution & Logistics	7,238	7,237
Business Products	3,778	3,823
Food & Beverage	3,331	3,354
Packaging	5,205	3,138
Investment Fund	472	466
Total investments	$504,264	$495,107

At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$460,908	$458,865
Second lien	17,078	16,904
Subordinated	2,003	2,050
Structured finance obligations	472	479
Equity and other	4,326	4,361
Total investments	$484,787	$482,659
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$164,057	$164,717
Software	147,745	147,292
Financial Services & Technology	71,193	71,399
Healthcare	49,573	49,808
Consumer Services	21,615	21,541
Education	17,100	16,141
Packaging	4,906	3,021
Business Products	4,055	4,193
Food & Beverage	3,345	3,342
Distribution & Logistics	726	726
Investment Fund	472	479
Total investments	$484,787	$482,659

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2026:

	Total	Level I	Level II	Level III
First lien	$472,661	$—	$35,502	$437,159
Second lien	15,534	—	6,262	9,272
Subordinated	2,153	—	—	2,153
Structured finance obligations	466	—	—	466
Equity and other	4,293	—	—	4,293
Total investments	$495,107	$—	$41,764	$453,343

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$458,865	$—	$41,193	$417,672
Second lien	16,904	—	4,965	11,939
Subordinated	2,050	—	—	2,050
Structured finance obligations	479	—	—	479
Equity and other	4,361	—	—	4,361
Total investments	$482,659	$—	$46,158	$436,501
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2026	$454,494	$435,886	$11,541	$2,078	$465	$4,524
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(40)	(40)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	620	125	494	—	1	—
Purchases, including capitalized PIK and revolver fundings	28,757	28,634	—	75	—	48
Proceeds from sales and paydowns of investments	(22,829)	(22,550)	—	—	—	(279)
Transfers into Level III (1)	6,137	2,596	3,541	—	—	—
Transfers out of Level III (1)	(13,796)	(7,492)	(6,304)	—	—	—
Fair Value, June 30, 2026	$453,343	$437,159	$9,272	$2,153	$466	$4,293
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$602	107	494	—	1	—

(1)    As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, March 31, 2025	$368,063	$358,356	$3,186	$1,830	$472	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(3)	(3)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(185)	(166)	(34)	13	2	—
Purchases, including capitalized PIK and revolver fundings	36,411	36,299	—	65	—	47
Proceeds from sales and paydowns of investments	(23,485)	(23,485)	—	—	—	—
Transfers into Level III (1)	8,783	1,964	6,819	—	—	—
Transfers out of Level III (1)	(4,719)	(4,719)	—	—	—	—
Fair Value, June 30, 2025	$384,865	$368,246	$9,971	$1,908	$474	$4,266
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(196)	$(177)	$(34)	$13	$2	$—

(1)As of June 30, 2025, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$436,501	$417,672	$11,939	$2,050	$479	$4,361
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(304)	(304)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(3,759)	(3,916)	214	(43)	(13)	(1)
Purchases, including capitalized PIK and revolver fundings	54,440	54,082	—	146	—	212
Proceeds from sales and paydowns of investments	(39,282)	(39,003)	—	—	—	(279)
Transfers into Level III (1)	24,626	16,120	8,506	—	—	—
Transfers out of Level III (1)	(18,879)	(7,492)	(11,387)	—	—	—
Fair Value, June 30, 2026	$453,343	$437,159	$9,272	$2,153	$466	$4,293
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,744)	$(4,550)	$(1,137)	$(43)	$(13)	$(1)

(1)As of June 30, 2026, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$—	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(11)	(11)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(127)	(163)	(6)	40	2	—
Purchases, including capitalized PIK and revolver fundings	69,148	68,414	560	127	—	47
Proceeds from sales and paydowns of investments	(32,173)	(32,173)	—	—	—	—
Transfers into Level III (1)	16,353	10,579	5,302	—	472	—
Transfers out of Level III (1)	—	—	—	—	—	—
Fair Value, June 30, 2025	$384,865	$368,246	$9,971	$1,908	$474	$4,266
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(146)	$(182)	$(6)	$40	$2	$—

(1)As of June 30, 2025, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2026 and June 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company invests in revolving credit facilities. These investments are generally categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of June 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of June 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2026 were as follows:

				Range
Type	Fair Value as of June 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$432,386	Market & income approach	EBITDA multiple	6.8x	25.0x	15.5x
			Revenue multiple	2.5x	10.0x	6.7x
			Discount rate	6.5%	57.3%	9.8%
	4,773	Other	N/A (2)	N/A	N/A	N/A
Second lien	9,272	Market & income approach	EBITDA multiple	12.0x	16.0x	14.0x
			Discount rate	10.0%	21.7%	15.1%
Subordinated	2,153	Market & income approach	EBITDA multiple	13.5x	15.5x	14.3x
			Discount rate	14.6%	14.6%	14.6%
Structured Finance Obligations	466	Income approach	Discount rate	11.1%	11.1%	11.1%
Equity and other	4,293	Market & income approach	EBITDA multiple	9.0x	18.0x	17.0x
			Discount rate	11.1%	20.4%	11.2%
	$453,343

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
The Wells Credit Facility (as defined below) and the Unsecured Management Company Revolver (as defined below) are considered Level III securities. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2026 and December 31, 2025. There was no outstanding balance under the Unsecured Management Company Revolver as of December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2026
	Principal Amount	Fair Value
Wells Credit Facility	$6,000	$5,972
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

For both the three and six months ended June 30, 2026 and June 30, 2025, incentive fees waived were under $1 thousand. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and six months ended June 30, 2026 and June 30, 2025, there were no reimbursements paid by the Company to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee	$961	$755	$1,922	$1,481
Less: management fee waiver	—	(5)	—	(5)
Net management fee	961	750	1,922	1,476
Income based incentive fee	$1,014	$843	$2,006	$1,635
Capital gains incentive fee	$—	$(30)	$—	$(142)
As of both June 30, 2026 and December 31, 2025, no incentive fees on capital gains were accrued or payable under the Investment Management Agreement by the Company, as both hypothetical and actual return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026, approximately $143 and $303, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and six months ended June 30, 2025, approximately $182 and $337, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2026 and December 31, 2025, approximately $143 and $179, respectively, of indirect administrative expenses were included in receivable from affiliates.
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
For the three months ended June 30, 2025, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $1, respectively. For the six months ended June 30, 2025, interest expense and amortization of financing costs incurred on the Unsecured Management Company Revolver were $0 and $3, respectively.
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
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Interest expense	$1,111	$2,050
Administrative fees	$—	$(127)
Amortization of financing costs	$(2)	$79
Weighted average interest rate	7.3%	7.3%
Effective interest rate	7.2%	7.1%
Average debt outstanding	$61,462	$57,030
Wells Credit Facility—On January 15, 2026, the Company's wholly-owned subsidiary, GIV Income SPV, entered into a Loan and Security Agreement (together with the exhibits and schedules thereto, and as amended from time to time, the “Wells Loan and Security Agreement”) by and among GIV Income SPV, as the borrower, the Company, as seller, equityholder and collateral manager, Wells Fargo Bank, National Association ("Wells Fargo"), as the administrative agent and swingline lender, and Western Alliance Trust Company, N.A., as the collateral custodian (“WATC”), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility is generally designed to provide liquidity to satisfy future funding obligations arising from existing commitments, including revolving credit facilities, bridge financing arrangements and delayed draw commitments. The Wells Credit Facility will mature on January 15, 2031 and has a maximum facility amount of $50,000. Under the Wells Credit Facility, GIV Income SPV is permitted to borrow up to 25.0%, 45.0%, 55.0%, 67.5% or 70.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility is non-recourse to the Company and is collateralized by all of the investments held by GIV Income SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility are capitalized on the Company's Consolidated Statements of Assets, Liabilities and Members' Capital and charged against income as other financing expenses over the life of the Wells Credit Facility. The Wells Credit Facility contains certain customary affirmative and negative covenants and events of default. The covenants are generally not tied to mark to market fluctuations in the prices of GIV Income SPV investments, but rather to the performance of the underlying portfolio companies.
The Wells Credit Facility bears interest at a rate of Daily Simple SOFR plus 1.85% per annum. The Wells Credit Facility also charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Wells Loan and Security Agreement).

The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the Wells Credit Facility for the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026 (1)
Interest expense	$30	$30
Non-usage fee	$60	$112
Amortization of financing costs	$26	$47
Weighted average interest rate	5.5%	5.5%
Effective interest rate	21.4%	35.0%
Average debt outstanding	$2,176	$1,186

(1)For the six months ended June 30, 2026, amounts represent the period from January 15, 2026 (commencement of the Wells Credit Facility) to June 30, 2026.
As of June 30, 2026, there was a $6,000 outstanding balance under the Wells Credit Facility, and GIV Income SPV was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such date.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2026, the Company had unfunded commitments on revolving credit facilities of $29,746, no outstanding bridge financing commitments and other future funding commitments of $38,376. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $31,141, no outstanding bridge financing commitments, and other future funding commitments of $56,563. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Schedules of Investments.
The Company also had revolving borrowings available under the Wells Loan and Security Agreement as of June 30, 2026 and the Unsecured Management Company Revolver as of December 31, 2025. See Note 6. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of June 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $5,711 and $10,323, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026.
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2025:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
June 13, 2025	June 30, 2025	5,124,050	$51,241
The following table reflects the distributions declared on the Company's Units for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2026	March 31, 2026	April 20, 2026	$0.173
June 25, 2026	June 30, 2026	July 20, 2026	0.180
			$0.353

The following table reflects the distributions declared on the Company's Units for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.222
June 23, 2025	June 27, 2025	July 21, 2025	0.226
			$0.448
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$9,413	$6,002	$10,711	$12,391
Denominator for basic & diluted weighted average per unit:	51,240,500	33,362,633	51,240,500	33,334,635
Basic & diluted earnings per unit:	$0.18	$0.18	$0.21	$0.37

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Per unit data(1):
Members' capital, December 31, 2025 and December 31, 2024, respectively	$9.94	$10.04
Net investment income (loss)	0.35	0.45
Net realized and unrealized gains (losses)	(0.14)	(0.07)
Total net increase (decrease)	0.21	0.38
Distributions declared to unitholders from net investment income	(0.35)	(0.45)
Members' capital, June 30, 2026 and June 30, 2025, respectively	$9.80	$9.97
Total return based on members' capital(2)	2.15%	3.78%
Units outstanding at end of period	51,240,500	38,430,375
Average weighted units outstanding for the period	51,240,500	33,334,635
Average members' capital for the period	$505,568	$334,106
Ratio to average members' capital:
Net investment income (loss)(3)	7.20%	8.97%
Total expenses, before waivers(3)	2.03%	3.60%
Total expenses, net of waivers(3)	2.03%	3.59%

Average debt outstanding—BMO Subscription Line	N/A	$57,030
Average debt outstanding—Wells Credit Facility(4)	$1,186	N/A
Asset coverage ratio	8,467.26%	2,228.04%
Portfolio turnover	7.49%	10.80%

Capital Commitments	$512,405	$512,405
Funded Capital Commitments	$512,405	$384,304
% of Capital Commitments funded	100.00%	75.00%

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
(4)For the six months ended June 30, 2026, average debt outstanding represents the period from January 15, 2026 (commencement of the Wells Credit Facility) to June 30, 2026.
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"), which requires an issuer to initially measure paid-in-kind dividends on equity-classified preferred stock by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The ASU addresses measurement only and does not change recognition requirements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in members’ capital resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s unitholders. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets, Liabilities and Members' Capital as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations and changes in members’ capital for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets, liabilities and members’ capital of the Company, including the schedule of investments as of December 31, 2025, and the related statements of operations, changes in members’ capital, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated March 5, 2026, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets, liabilities and members’ capital as of December 31, 2025, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and members’ capital from which it has been derived.
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
August 12, 2026

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
•the general economy, including the effects of fluctuating interest and inflation rates on the industries in which we invest;
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and their impact on our portfolio companies and the global economy;
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
Forward-looking statements are identified by terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
We focus on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
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
As of June 30, 2026, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of June 30, 2026, our members' capital was approximately $502.0 million and our portfolio had a fair value of approximately $495.1 million in 120 portfolio companies.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026, we recognized PIK interest from investments of approximately $0.3 million and $0.5 million, respectively, and PIK dividends from investments of less than $50 thousand and approximately $54 thousand, respectively. For the three and six months ended June 30, 2025, we recognized PIK interest from investments of approximately $0.2 million and $0.4 million, respectively, and PIK dividends from investments of less than $50 thousand and approximately $52 thousand, respectively.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "4" to "1", with "4" being the best and "1" being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories is below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2026:

(in millions)	As of June 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$483.8	96.0%	$478.6	96.6%
Yellow	18.4	3.6%	14.7	3.0%
Orange	2.1	0.4%	1.8	0.4%
	$504.3	100.0%	$495.1	100.0%
As of June 30, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of six portfolio companies that had a Yellow Risk Rating and one that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $495.1 million in 120 portfolio companies at June 30, 2026 and approximately $482.7 million in 117 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Investments in 45 and 53, respectively, new and existing portfolio companies	$53.8	$73.5
Debt repayments in existing portfolio companies	(28.5)	(39.1)
Sales of securities in 5 and 3 portfolio companies, respectively	(8.0)	(2.4)
Change in unrealized appreciation on 22 and 30 portfolio companies, respectively	0.8	0.3
Change in unrealized depreciation on 101 and 78 portfolio companies, respectively	(7.8)	(2.7)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total interest income	$11.4	$10.4
Dividend income	0.1	0.1
Fee income	0.2	0.3
Total investment income	$11.7	$10.8
Our total investment income increased by approximately $0.9 million, or 9%, for the three months ended June 30, 2026 as compared to the same period in the prior year. For the three months ended June 30, 2026, total investment income of approximately $11.7 million consisted of approximately $10.8 million in cash interest from investments, approximately $0.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.3 million, approximately $0.1 million in dividends from investments and approximately $0.2 million in fee income.
The increase in interest income of approximately $1.0 million during the three months ended June 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the three months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 4 portfolio companies and commitment fees.

Operating Expenses

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Management fee	$1.0	$0.8
Less: management fee waiver (1)	—	—
Net management fee	1.0	0.8
Interest and other financing expenses	0.1	1.1
Income based incentive fees	1.0	0.8
Administrative expenses	0.3	0.3
Professional fees	0.1	0.2
Capital gains incentive fee (1)	—	—
Other general and administrative expenses (2)	0.1	—
Net expenses	$2.6	$3.2

(1)Amounts are $0 and less than $0.1 million, respectively.
(2)Amount for the three months ended June 30, 2025 is less than $0.1 million.
Our total net operating expenses decreased by approximately $0.6 million for the three months ended June 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $0.2 million and our income based incentive fee increased by approximately $0.2 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees over the three months ended June 30, 2026 as compared to the same period in the prior year was attributable to larger managed and invested capital balances. There were no capital gains incentive fees for the three months ended June 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses decreased by approximately $1.0 million during the three months ended June 30, 2026 as compared to the same period in the prior year, primarily due to termination of the BMO Subscription Line.
Our total net administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended June 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments (1)	$—	$—
Net change in unrealized appreciation (depreciation) of investments	0.3	(1.6)
Net realized and unrealized gains (losses)	$0.3	$(1.6)

(1)Amounts are less than $0.1 million.
We had net realized losses and net unrealized appreciation which resulted in a net gain of approximately $0.3 million for the three months ended June 30, 2026 as compared to net realized losses and net unrealized depreciation resulting in a net loss of approximately $1.6 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net gain for the three months ended June 30, 2026 was primarily driven by unrealized appreciation in RLG Holdings, LLC and Planview Parent, Inc. offset by unrealized depreciation in Houghton Mifflin Harcourt Company. The net loss for the three months ended June 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments.

Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025
Revenue

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Total interest income	$22.4	$20.0
Dividend income	0.2	0.2
Fee income	0.5	0.6
Total investment income	$23.1	$20.8
Our total investment income increased by approximately $2.3 million, or 11%, for the six months ended June 30, 2026 as compared to the same period in the prior year. For the six months ended June 30, 2026, total investment income of approximately $23.1 million consisted of approximately $21.4 million in cash interest from investments, approximately $0.5 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.5 million, approximately $0.2 million in dividends from investments and approximately $0.5 million in fee income.
The increase in interest income of approximately $2.4 million during the six months ended June 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the six months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 11 portfolio companies and commitment fees.
Operating Expenses

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Management fee	$1.9	$1.5
Less: management fee waiver (1)	—	—
Net management fee	1.9	1.5
Interest and other financing expenses	0.2	2.0
Income based incentive fees	2.0	1.6
Administrative expenses	0.6	0.6
Professional fees	0.3	0.3
Organizational and offering expenses (1)	—	—
Capital gains incentive fee	—	(0.1)
Other general and administrative expenses	0.1	0.1
Net expenses	$5.1	$6.0

(1)Amounts are $0 and less than $0.1 million, respectively.
Our total net operating expenses decreased by approximately $0.9 million for the six months ended June 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $0.4 million and our income based incentive fee increased by approximately $0.4 million for the six months ended June 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees over the six months ended June 30, 2026 as compared to the same period in the prior year was attributable to larger managed and invested capital balances. There were no capital gains incentive fees for the six months ended June 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses decreased by approximately $1.8 million during the six months ended June 30, 2026 as compared to the same period in the prior year, primarily due to termination of the BMO Subscription Line.
Our total net administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the six months ended June 30, 2026 as compared to the same period in the prior year.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments (1)	$(0.3)	$—
Net change in unrealized appreciation (depreciation) of investments	(7.0)	(2.5)
Net realized and unrealized gains (losses)	$(7.3)	$(2.5)

(1)Amount for the six months ended June 30, 2025 is less than $0.1 million.
We had net realized losses and net unrealized depreciation which resulted in a net loss of approximately $7.3 million for the six months ended June 30, 2026 as compared to net realized losses and net unrealized depreciation resulting in a net loss of approximately $2.5 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2026 was primarily driven by unrealized depreciation in Planview Parent, Inc. offset by unrealized appreciation in Tempo Acquisition, LLC. The net loss for the six months ended June 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investment in Sierra Enterprises, LLC due to early repayments made.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2026, our asset coverage ratio was 8,467.26%.
Since our inception on November 4, 2022, we entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On June 30, 2026 and December 31, 2025, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	June 30, 2026	December 31, 2025
Capital Commitments	$512.4	$512.4
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
The BMO Subscription Line was terminated on December 15, 2025 and the Unsecured Management Company Revolver matured on December 31, 2025. As of June 30, 2026, our credit facilities consisted of the Wells Credit Facility. As of December 31, 2025, our credit facilities consisted of the Unsecured Management Company Revolver. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $18.2 million and $35.0 million, respectively. Our cash used in operating activities for the six months ended June 30, 2026 and June 30, 2025 was approximately $4.5 million and $15.2 million, respectively. We expect that all current liquidity needs will be met with cash flows from investments and operations and borrowings from banks or other lenders.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of June 30, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $68.1 million and $87.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of approximately $5.7 million and $10.3 million, respectively, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$6.0	$—	$—	$6.0	$—

(1)    Under the terms of the $50.0 million Wells Credit Facility, all outstanding borrowings under that facility ($6.0 million as of June 30, 2026) must be repaid on or before January 15, 2031. As of June 30, 2026, there was approximately $44.0 million of possible capacity remaining under the Wells Credit Facility. See Item 1—Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the six months ended June 30, 2026 totaled approximately $18.1 million.
Tax characteristics of all distributions paid are reported to unitholders on Form 1099 or Form 1042 after the end of the calendar year. For the years ended December 31, 2025 and December 31, 2024, total distributions declared were $32.0 million and $19.6 million, respectively, of which the distributions were comprised of approximately 97.96% and 97.19%, respectively, of ordinary income, 2.04% and 1.68%, respectively, of long-term capital gains and 0.00% and 1.13%, respectively, of a return of capital. Future quarterly distributions, if any, will be determined by our board of directors.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026, approximately $0.1 million and $0.3 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2026, $0.1 million of indirect administrative expenses were included in receivable from affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not "interested persons", and in some cases, the prior approval of the SEC. We, the Investment Adviser and certain of our affiliates were granted an order for exemptive relief that permitted co-investing with affiliates subject to various approvals of our board of directors and other conditions. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to co-invest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis or is a sale of a tradeable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the board of directors.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat at each meeting held in 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the six months ended June 30, 2026, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2026, approximately 98.6% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments and approximately 1.4% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is subject to floating interest rates and is currently paid based on the floating SOFR interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of our Wells Credit Facility. For our borrowings we use the outstanding balance as of June 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(22.70)%
-150 Basis Points	(17.03)%
-100 Basis Points	(11.35)%
-50 Basis Points	(5.68)%
+50 Basis Points	5.68%
+100 Basis Points	11.35%
+150 Basis Points	17.03%
+200 Basis Points	22.70%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refer to New Mountain Guardian IV Income Fund, L.L.C. and its consolidated subsidiary.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities
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

(1)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Registration Statement on Form 10 Pre-Effective Amendment No. 1 (File No. 000-56554) filed on July 20, 2023.
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2026.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Laura C. Holson
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer