Form 10-Q
period 2026-09-30
New Mountain Guardian IV Income Fund, L.L.C.
filed 2026-11-12
CIK 1976719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026

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
_________________________________________________________________________________
The number of the registrant's limited liability company units outstanding as of November 12, 2026 was 51,240,500. As of September 30, 2026, there was no established public market for the registrant's limited liability company units.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets, Liabilities and Members' Capital as of September 30, 2026 (unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	4
	Consolidated Statements of Changes in Members' Capital for the three and nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 (unaudited) and September 30, 2025 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2026 (unaudited)	7
	Schedule of Investments as of December 31, 2025	28
	Notes to the Consolidated Financial Statements of New Mountain Guardian IV Income Fund, L.L.C. (unaudited)	47
	Report of Independent Registered Public Accounting Firm	69

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	70
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	84
Item 4.	Controls and Procedures	85

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	86
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities	86
Item 4.	Mine Safety Disclosures	86
Item 5.	Other Information	86
Item 6.	Exhibits	87
	Signatures	88

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital
(in thousands, except units and per unit data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Non-controlled/non-affiliated investments at fair value (cost of $517,594 and $484,787, respectively)	$506,792	$482,659
Cash and cash equivalents	9,631	35,000
Interest and dividend receivable	3,177	2,743
Receivable from affiliates	107	152
Other assets	147	146
Total assets	$519,854	$520,700
Liabilities
Borrowings
Wells Credit Facility	$7,000	$—
Deferred financing costs (net of accumulated amortization of $517 and $442, respectively)	(452)	—
Net borrowings	6,548	—
Distribution payable	9,479	8,916
Income based incentive fee payable	1,043	974
Management fee payable	961	954
Payable for unsettled securities purchased	885	—
Interest payable	36	—
Other liabilities	589	443
Total liabilities	19,541	11,287
Commitments and contingencies (See Note 8)
Members' Capital
Common units, 51,240,500 and 51,240,500 units issued and outstanding, respectively	511,915	511,915
Accumulated underdistributed (overdistributed) earnings	(11,602)	(2,502)
Total members' capital	$500,313	$509,413
Total liabilities and members' capital	$519,854	$520,700
Members' capital per unit	$9.76	$9.94
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Operations
(in thousands, except units and per unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$11,411	$10,596	$33,339	$30,192
PIK interest income	215	195	698	583
Dividend income	123	119	358	352
Fee income	249	417	731	1,011
Total investment income	11,998	11,327	35,126	32,138
Expenses
Interest and other financing expenses	140	781	340	2,786
Income based incentive fee	1,043	932	3,049	2,567
Management fee	960	822	2,882	2,303
Administrative expenses	298	256	882	819
Professional fees	135	115	432	469
Capital gains incentive fee	—	—	—	(142)
Other general and administrative expenses	40	42	115	103
Organizational and offering expenses	—	—	—	8
Total expenses	2,616	2,948	7,700	8,913
Less: management fees waived (See Note 5)	—	(3)	—	(8)
Net expenses	2,616	2,945	7,700	8,905
Net investment income (loss)	9,382	8,382	27,426	23,233
Net realized gains (losses) on investments	19	(9)	(285)	(29)
Net change in unrealized appreciation (depreciation) of investments	(1,645)	(892)	(8,674)	(3,332)
Net realized and unrealized gains (losses)	(1,626)	(901)	(8,959)	(3,361)
Net increase (decrease) in members' capital resulting from operations	$7,756	$7,481	$18,467	$19,872
Earnings (loss) per unit (basic & diluted)	$0.15	$0.19	$0.36	$0.57
Weighted average common units outstanding - basic & diluted (See Note 10)	51,240,500	38,474,932	51,240,500	35,066,896

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Changes in Members' Capital
(in thousands, except units)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in members' capital resulting from operations:
Net investment income (loss)	$9,382	$8,382	$27,426	$23,233
Net realized gains (losses) on investments	19	(9)	(285)	(29)
Net change in unrealized appreciation (depreciation) of investments	(1,645)	(892)	(8,674)	(3,332)
Net increase (decrease) in members' capital resulting from operations	7,756	7,481	18,467	19,872
Capital transactions
Contributions	—	40,992	—	92,233
Placement fees	—	(3)	—	(8)
Distributions declared to unitholders from net investment income	(9,479)	(8,186)	(27,567)	(23,107)
Total net increase (decrease) in members' capital resulting from capital transactions	(9,479)	32,803	(27,567)	69,118
Net increase (decrease) in members' capital	(1,723)	40,284	(9,100)	88,990
Members' capital at the beginning of the period	502,036	383,048	509,413	334,342
Members' capital at the end of the period	$500,313	$423,332	$500,313	$423,332

Capital unit activity
Units issued	—	4,099,240	—	9,223,290
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net increase (decrease) in members' capital resulting from operations	$18,467	$19,872
Adjustments to reconcile net increase in members' capital resulting from operations to net cash used in operating activities:
Net realized (gains) losses on investments	285	29
Net change in unrealized (appreciation) depreciation of investments	8,674	3,332
Amortization of purchase discount	(916)	(1,717)
Amortization of deferred financing costs	75	83
Non-cash investment income	(720)	(619)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(83,261)	(133,523)
Proceeds from sales and paydowns of investments	54,755	78,210
Cash repayments on drawn revolvers	4,492	3,227
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	15	46
Cash paid for purchase of drawn portion of revolving credit facilities	(165)	(99)
Cash paid on drawn revolvers	(7,292)	(3,506)
Interest and dividend receivable	(433)	(600)
Receivable from affiliates	45	—
Other assets	(1)	(1,177)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	885	261
Interest payable	36	(108)
Accrued capital gains incentive fee	—	(142)
Income based incentive fee payable	69	155
Management fee payable	7	113
Payable to affiliate	—	(209)
Other liabilities	147	25
Net cash flows used in operating activities	(4,836)	(36,347)
Cash flows from financing activities
Distributions	(27,004)	(14,921)
Net proceeds from issuance of common units	—	92,233
Proceeds from Wells Credit Facility	13,000	—
Repayment of Wells Credit Facility	(6,000)	—
Proceeds from BMO Subscription Line	—	113,500
Repayment of BMO Subscription Line	—	(159,000)
Placement fees paid	(2)	(5)
Deferred financing costs paid	(527)	—
Net cash flows provided by (used in) financing activities	(20,533)	31,807
Net increase (decrease) in cash and cash equivalents	(25,369)	(4,540)
Cash and cash equivalents at the beginning of the period	35,000	19,551
Cash and cash equivalents at the end of the period	$9,631	$15,011

Supplemental disclosure of cash flow information
Cash interest paid	$38	$2,919
Non-cash financing activities:
Distributions declared and payable	$9,479	$8,186
Accrued but unpaid placement fees	—	4
Accrued but unpaid deferred credit facility costs	—	2
Change in contributions receivable	—	977

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.52%	05/2024	07/2028	$7,685	$7,683	$7,685
	Subordinated(4)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	1,614	1,612	1,615
	Subordinated(4)	Fixed(Q)*		14.25%/PIK	14.25%	05/2024	05/2030	616	616	616
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.52%	05/2024	07/2028	348	348	348
								10,263	10,259	10,264	2.05%
Anaplan, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.26%	01/2024	06/2029	9,958	9,951	9,958	1.99%
Viper Bidco, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	11/2024	11/2031	6,352	6,327	6,352
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	11/2024	11/2031	3,473	3,460	3,473
								9,825	9,787	9,825	1.96%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	5,169	5,165	5,169
	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	02/2024	10/2028	2,851	2,844	2,851
	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	11/2024	10/2028	680	679	680
	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	584	584	584
	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	253	253	253
	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	145	145	145
	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2023	10/2028	20	20	20
								9,702	9,690	9,702	1.94%
Coupa Holdings, LLC
Software	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2023	02/2030	8,462	8,462	8,462
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2023	02/2030	771	767	771
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.07%	02/2023	02/2029	395	395	395
								9,628	9,624	9,628	1.92%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.26%	08/2024	09/2031	3,610	3,597	3,610
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.26%	08/2024	09/2031	3,474	3,461	3,474
	First Lien(4)	SOFR(Q)	+	4.50%	8.26%	08/2024	09/2031	2,021	2,014	2,021
								9,105	9,072	9,105	1.82%
Businessolver.com, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	10/2023	12/2032	8,926	8,910	8,903	1.78%
OEConnection LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.40%	04/2024	12/2032	5,247	5,229	5,207
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	04/2024	12/2032	3,500	3,487	3,474
								8,747	8,716	8,681	1.74%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	9.00%	03/2025	12/2027	4,942	4,931	4,942
	First Lien(4)	SOFR(M)	+	5.25%	9.25%	11/2023	12/2027	3,679	3,667	3,679
								8,621	8,598	8,621	1.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Healthspan Buyer, LLC
Healthcare	First Lien	SOFR(M)	+	4.75%	8.65%	10/2023	10/2030	$2,490	$2,474	$2,490
	First Lien	SOFR(M)	+	4.75%	8.65%	10/2024	10/2030	2,417	2,412	2,417
	First Lien	SOFR(M)	+	4.75%	8.65%	10/2025	10/2030	2,031	2,026	2,031
	First Lien	SOFR(M)	+	4.75%	8.65%	07/2025	10/2030	856	855	856
	First Lien	SOFR(M)	+	4.75%	8.65%	07/2025	10/2030	825	824	825
								8,619	8,591	8,619	1.72%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.25%	8.17%	07/2024	07/2031	5,953	5,930	5,953
	First Lien(4)	SOFR(M)	+	4.25%	8.08%	11/2025	07/2031	1,984	1,977	1,984
	First Lien(4)	SOFR(S)	+	4.25%	7.94%	11/2025	07/2031	501	499	500
	First Lien(4)(5) - Drawn	SOFR(S)	+	4.25%	8.12%	11/2025	07/2031	82	82	82
								8,520	8,488	8,519	1.70%
Jeppesen Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.57%	10/2025	11/2032	4,994	4,983	4,981
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.57%	10/2025	11/2032	3,500	3,491	3,491
								8,494	8,474	8,472	1.69%
Brave Parent Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	11/2023	11/2030	3,473	3,470	3,404
	First Lien(4)	SOFR(M)	+	4.50%	8.40%	11/2023	11/2030	2,744	2,741	2,689
	First Lien(4)	SOFR(M)	+	4.50%	8.40%	10/2025	11/2030	2,214	2,205	2,170
								8,431	8,416	8,263	1.65%
USRP Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	8.90%	10/2023	12/2029	3,473	3,470	3,473
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	10/2023	12/2029	2,304	2,304	2,304
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	08/2024	12/2029	1,308	1,304	1,308
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	07/2023	12/2029	1,137	1,133	1,137
								8,222	8,211	8,222	1.64%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.98%	01/2025	01/2031	8,342	8,278	8,154	1.63%
Model N, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	06/2024	06/2031	3,677	3,664	3,677
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.82%	06/2024	06/2031	3,473	3,461	3,473
	First Lien(4)	SOFR(Q)	+	4.75%	8.70%	06/2024	06/2031	741	740	741
								7,891	7,865	7,891	1.58%
Meta Buyer LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031	6,267	6,239	6,235
	First Lien(4)	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031	861	855	857
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031	370	369	369
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.20%	12/2025	12/2031	338	338	336
								7,836	7,801	7,797	1.56%
IG Investments Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.82%	03/2024	09/2028	7,447	7,429	7,447	1.49%
Trading Technologies International, Inc.
Financial Services & Technology	First Lien(2)(3)	SOFR(M)	+	5.00%	8.90%	09/2026	11/2032	7,302	7,266	7,266	1.45%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foundational Education Group, Inc.
Education	First Lien	SOFR(Q)	+	4.25%	8.33%	05/2025	08/2028	$7,126	$6,956	$6,656
	Second Lien(4)	SOFR(Q)	+	6.50%	10.58%	05/2022	08/2029	594	570	594
								7,720	7,526	7,250	1.45%
Acumatica Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	7,245	7,245	7,222	1.44%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.40%	09/2025	09/2032	6,989	6,973	6,674
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.73%	09/2025	09/2032	489	488	467
								7,478	7,461	7,141	1.43%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.25%	8.15%	05/2025	06/2031	2,765	2,750	2,765
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.65%	05/2024	06/2031	2,451	2,437	2,451
	First Lien(4)	SOFR(M)	+	4.25%	8.15%	05/2025	06/2031	1,021	1,014	1,021
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	8.00%	05/2024	06/2030	535	533	535
								6,772	6,734	6,772	1.35%
Bullhorn, Inc.
Software	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	3,179	3,177	3,179
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	2,137	2,135	2,137
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	818	817	818
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	247	246	247
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	183	183	183
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	82	82	82
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	65	65	65
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.90%	05/2024	10/2029	30	30	30
								6,741	6,735	6,741	1.35%
Runway Bidco, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	12/2024	12/2031	3,474	3,460	3,422
	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	12/2024	12/2031	3,339	3,326	3,289
								6,813	6,786	6,711	1.34%
Superman Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	08/2024	08/2031	3,473	3,467	3,473
	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	08/2024	08/2031	1,615	1,612	1,615
	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	08/2024	08/2031	1,474	1,471	1,474
								6,562	6,550	6,562	1.31%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2028	3,500	3,488	3,183
	First Lien(4)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2028	3,481	3,479	3,165
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.58%	08/2022	08/2028	160	160	146
								7,141	7,127	6,494	1.30%
Auctane, Inc.
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	5.75%	9.51%	05/2026	06/2033	6,533	6,486	6,485	1.30%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	11/2025	11/2029	$5,786	$5,786	$5,786
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	11/2025	11/2028	682	682	682
								6,468	6,468	6,468	1.29%
PPV Intermediate Holdings, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.51%	08/2022	08/2029	3,473	3,473	3,404
	First Lien(4)	SOFR(Q)	+	6.00%	9.76%	09/2023	08/2029	1,913	1,908	1,879
	First Lien(4)	SOFR(Q)	+	5.25%	9.01%	08/2024	08/2029	846	845	829
	First Lien(4)	SOFR(Q)	+	5.75%	9.51%	08/2022	08/2029	22	22	22
								6,254	6,248	6,134	1.23%
Maverick Bidco Inc.
Software	First Lien(4)	SOFR(S)	+	4.75%	8.42%	12/2025	12/2031	6,060	6,046	5,999	1.20%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	06/2024	12/2030	5,827	5,824	5,827
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.50%	04/2025	12/2030	98	98	98
								5,925	5,922	5,925	1.18%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.82%	08/2024	08/2031	2,539	2,530	2,539
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	08/2024	08/2031	2,137	2,130	2,137
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	08/2024	08/2031	1,096	1,092	1,096
								5,772	5,752	5,772	1.15%
Supernova Intermediate Pty Ltd
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.82%	05/2026	05/2033	5,767	5,754	5,753	1.15%
HIG Intermediate, Inc. (8)
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	03/2024	06/2031	2,961	2,957	2,961
	First Lien(4)	SOFR(M)	+	4.50%	8.40%	03/2024	06/2031	2,263	2,259	2,263
	First Lien(4)	SOFR(M)	+	4.50%	8.40%	03/2024	06/2031	520	516	520
								5,744	5,732	5,744	1.15%
CentralSquare Technologies, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	6.00%	9.90%	04/2024	04/2030	3,475	3,447	3,475
	First Lien(4)	SOFR(M)	+	6.00%	9.90%	04/2024	04/2030	2,260	2,244	2,260
								5,735	5,691	5,735	1.15%
Databricks, Inc.
Software	First Lien(2)(3)	SOFR(M)	+	4.50%	8.27%	02/2026	01/2032	3,326	3,326	3,329
	First Lien	SOFR(M)	+	4.50%	8.27%	12/2024	01/2032	1,933	1,926	1,935
								5,259	5,252	5,264	1.05%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	09/2024	05/2029	2,718	2,718	2,718
	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	09/2024	05/2029	2,523	2,511	2,523
								5,241	5,229	5,241	1.05%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	12/2025	01/2030	5,203	5,144	5,203	1.04%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MRI Software LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	10/2024	02/2028	$2,376	$2,373	$2,340
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	12/2023	02/2028	1,852	1,851	1,824
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	08/2024	02/2028	608	607	599
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.82%	10/2025	02/2028	274	274	270
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.82%	12/2023	02/2028	93	94	92
								5,203	5,199	5,125	1.02%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien	SOFR(M)	+	4.50%	8.40%	10/2024	10/2030	3,167	3,155	3,167
	First Lien	SOFR(M)	+	4.50%	8.40%	10/2024	10/2030	1,792	1,791	1,792
								4,959	4,946	4,959	0.99%
Nexus Buyer LLC
Financial Services & Technology	Second Lien(2)(3)	SOFR(M)	+	5.75%	9.65%	08/2025	02/2032	3,500	3,470	3,430
	Second Lien	SOFR(M)	+	5.75%	9.65%	08/2025	02/2032	1,500	1,485	1,470
								5,000	4,955	4,900	0.98%
GHX Ultimate Parent Corporation
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	9.07%	02/2025	02/2033	3,540	3,512	3,540
	First Lien(4)	SOFR(Q)*	+	2.50%+2.50%/PIK	9.07%	02/2025	02/2033	758	752	758
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	9.07%	02/2026	02/2033	577	576	577
								4,875	4,840	4,875	0.97%
ComPsych Investments Corp.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.48%	07/2024	07/2031	3,473	3,467	3,473
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2024	07/2031	1,380	1,372	1,379
								4,853	4,839	4,852	0.97%
Houghton Mifflin Harcourt Company
Education	First Lien	SOFR(M)	+	5.25%	9.25%	09/2023	04/2029	3,639	3,624	2,479
	First Lien(2)(3)	SOFR(M)	+	5.25%	9.25%	09/2023	04/2029	3,473	3,371	2,366
								7,112	6,995	4,845	0.97%
AWP Group Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)*	+	2.63% +3.28%/PIK	9.73%	04/2026	12/2032	4,349	4,333	4,332
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.12%	04/2026	12/2032	202	202	202
								4,551	4,535	4,534	0.91%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	6.25%	10.01%	08/2026	03/2029	3,029	3,001	2,999
	First Lien(4)	SOFR(M)	+	6.25%	10.15%	08/2026	03/2029	809	801	801
	First Lien(4)	SOFR(M)	+	6.25%	10.11%	08/2026	03/2029	435	432	431
								4,273	4,234	4,231	0.85%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.82%	06/2024	12/2028	3,500	3,494	2,432
	Second Lien(4)	SOFR(Q)	+	5.75%	9.82%	06/2024	12/2028	1,815	1,812	1,261
	First Lien(2)	SOFR(Q)	+	3.50%	7.57%	02/2026	12/2027	621	531	520
								5,936	5,837	4,213	0.84%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.65%	03/2024	12/2032	$3,474	$3,474	$3,474
	First Lien(4)	SOFR(M)	+	4.75%	8.65%	03/2024	12/2032	635	635	635
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.75%	10/2024	12/2032	11	11	11
								4,120	4,120	4,120	0.82%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.65%	08/2024	08/2031	3,201	3,189	3,201
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.60%	08/2024	08/2031	665	662	665
								3,866	3,851	3,866	0.77%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	10/2025	09/2032	3,899	3,882	3,854	0.77%
Optimizely North America Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +2.50%/PIK	9.57%	10/2024	10/2031	3,511	3,497	3,397
	First Lien(4)	SOFR(Q)*	+	3.00%+2.50%/PIK	9.57%	10/2024	10/2031	471	470	456
								3,982	3,967	3,853	0.77%
Diligent Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.81%	04/2024	08/2030	3,137	3,129	3,035
	First Lien(4)	SOFR(Q)*	+	8.42%/PIK	12.18%	04/2024	08/2030	555	553	537
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.76%	04/2024	08/2030	186	186	180
								3,878	3,868	3,752	0.75%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.82%	08/2024	08/2031	3,461	3,437	3,409
	First Lien(4)	SOFR(Q)	+	5.00%	8.82%	08/2024	08/2031	194	193	189
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.90%	08/2024	08/2030	98	99	96
								3,753	3,729	3,694	0.74%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien	SOFR(Q)	+	4.75%	8.82%	07/2025	07/2032	3,853	3,792	3,635	0.73%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.11%	09/2023	09/2029	3,600	3,576	3,600	0.72%
Vamos Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	01/2025	01/2032	2,987	2,975	2,987
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	01/2032	377	376	377
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.53%	01/2025	01/2032	227	226	227
								3,591	3,577	3,591	0.72%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien	SOFR(Q)	+	4.25%	8.08%	10/2025	06/2029	2,122	2,113	2,122
	First Lien	SOFR(Q)	+	4.25%	8.11%	06/2023	06/2029	1,444	1,441	1,444
								3,566	3,554	3,566	0.71%
Archduke Buyer, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.33%	12/2025	12/2032	3,551	3,535	3,533	0.71%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.82%	01/2025	02/2032	$2,491	$2,486	$2,491
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.32%	01/2025	02/2032	963	961	963
								3,454	3,447	3,454	0.69%
Eide Bailly Advisory LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.82%	07/2026	07/2033	3,454	3,437	3,436	0.69%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.01%	08/2025	08/2031	3,111	3,098	3,096
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.02%	08/2025	08/2031	188	188	187
								3,299	3,286	3,283	0.66%
Fetch, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.65%	03/2026	03/2033	3,258	3,242	3,241	0.65%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	04/2025	04/2032	3,050	3,040	3,050
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	04/2032	142	141	142
								3,192	3,181	3,192	0.64%
RailPros Parent, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.01%	05/2025	05/2032	2,892	2,880	2,892
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	8.01%	05/2025	05/2032	268	267	268
								3,160	3,147	3,160	0.63%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)	SOFR(A)	+	4.25%	7.79%	12/2025	12/2031	2,864	2,851	2,850
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	8.20%	12/2025	12/2031	210	209	209
								3,074	3,060	3,059	0.61%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.65%	03/2026	08/2028	3,813	2,793	3,035	0.61%
Greenway Health, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	6.75%	10.60%	12/2023	04/2029	3,095	3,070	3,017	0.60%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	2,233	2,228	2,194
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.92%	10/2025	03/2032	450	448	442
	First Lien(4)	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	243	243	239
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	78	78	77
								3,004	2,997	2,952	0.59%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.75%	11/2024	11/2031	1,225	1,218	1,225
	First Lien(2)(3)(4)	SOFR(S)	+	5.00%	9.14%	09/2026	11/2031	900	896	900
	First Lien(4)	SOFR(Q)	+	5.00%	9.03%	11/2024	11/2031	589	586	589
	First Lien(4)	SOFR(Q)	+	5.00%	9.07%	07/2025	11/2031	202	201	202
								2,916	2,901	2,916	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Jawbreaker Topco, L.P. (10)
Jawbreaker Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.82%	01/2026	01/2033	$1,935	$1,926	$1,925
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	01/2026	01/2033	925	925	921
								2,860	2,851	2,846	0.57%
Eclipse Topco, Inc. (7)
Eclipse Buyer, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.98%	09/2024	09/2031	2,764	2,753	2,723	0.54%
GS Acquisitionco, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	2,069	2,069	1,809
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	690	690	604
	First Lien(4)	SOFR(Q)	+	5.25%	9.32%	03/2024	05/2028	282	281	246
								3,041	3,040	2,659	0.53%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)	SOFR(M)	+	6.00%	9.90%	10/2023	11/2030	2,892	2,873	2,489
	First Lien(4)(5) - Drawn	SOFR(M)	+	6.00%	9.78%	10/2023	11/2029	155	155	133
								3,047	3,028	2,622	0.52%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	07/2025	07/2032	2,578	2,567	2,578	0.52%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	1,393	1,388	1,383
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	666	663	661
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	8.90%	03/2026	12/2031	479	479	476
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	41	41	41
								2,579	2,571	2,561	0.51%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.82%	01/2024	02/2031	2,455	2,447	2,320
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.33%	01/2024	02/2031	195	195	185
								2,650	2,642	2,505	0.50%
RLG Holdings, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.33%	09/2025	07/2028	3,473	3,471	1,582
	First Lien(4)	SOFR(Q)	+	4.25%	8.33%	09/2025	07/2028	1,965	1,743	895
								5,438	5,214	2,477	0.50%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.65%	07/2025	07/2030	2,422	2,407	2,422	0.48%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75%+3.25%/PIK	9.71%	08/2025	08/2032	1,853	1,846	1,844
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.71%	08/2025	08/2032	267	265	265
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.04%	08/2025	08/2032	240	239	239
	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.72%	03/2026	08/2032	40	40	40
								2,400	2,390	2,388	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(4)	SOFR(Q)	+	6.24%	10.20%	04/2025	03/2028	$2,353	$2,343	$2,316	0.46%
Galway Borrower LLC
Business Services	First Lien	SOFR(Q)	+	4.50%	8.57%	04/2024	09/2028	1,316	1,313	1,302
	First Lien	SOFR(Q)	+	4.50%	8.57%	04/2024	09/2028	919	912	909
	First Lien	SOFR(Q)	+	4.50%	8.57%	02/2026	09/2028	43	43	43
	First Lien(5) - Drawn	SOFR(Q)	+	4.50%	8.57%	02/2026	09/2028	28	28	28
	First Lien(5) - Drawn	SOFR(Q)	+	4.50%	8.58%	02/2026	09/2028	12	12	12
								2,318	2,308	2,294	0.46%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.99%	11/2023	11/2030	2,134	2,124	2,134	0.43%
FS WhiteWater Holdings, LLC (9)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.22%	12/2025	12/2029	1,164	1,155	1,164
	First Lien(4)	SOFR(Q)	+	5.00%	9.22%	09/2024	12/2029	756	753	756
	First Lien(4)	SOFR(Q)	+	5.00%	9.22%	03/2025	12/2029	146	145	146
								2,066	2,053	2,066	0.41%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	8.32%	10/2025	10/2032	1,936	1,934	1,934	0.39%
KENG Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.32%	08/2023	08/2029	903	897	898
	First Lien(4)	SOFR(Q)	+	4.50%	8.32%	08/2023	08/2029	691	686	687
	First Lien(4)	SOFR(Q)	+	4.50%	8.32%	07/2024	08/2029	195	194	194
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.38%	01/2025	08/2029	73	73	73
								1,862	1,850	1,852	0.37%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)		8.00%	8.00%	03/2026	06/2030	1,837	1,707	1,768	0.35%
LogRhythm, Inc.
Software	First Lien(4)	SOFR(M) (11)*	+	7.50%/PIK	11.32%	07/2024	07/2029	2,115	2,090	1,727
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.23%	07/2024	07/2029	37	38	37
								2,152	2,128	1,764	0.35%
Project Potter Buyer, LLC
Software	First Lien	SOFR(Q)	+	5.50%	9.57%	09/2026	09/2033	1,736	1,723	1,723	0.34%
Xactly Corporation
Software	First Lien(4)	SOFR(Q)	+	6.25%	10.11%	02/2023	07/2027	1,787	1,787	1,689	0.34%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	1,381	1,375	1,353
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	268	267	262
								1,649	1,642	1,615	0.32%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	5.25%	9.15%	02/2024	02/2031	1,575	1,570	1,575	0.31%
TruGreen Limited Partnership
Consumer Services	First Lien(2)(3)	SOFR(M)	+	4.00%	8.00%	08/2026	11/2027	1,576	1,500	1,539	0.31%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	$1,468	$1,461	$1,453
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	45	45	44
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.89%	10/2025	10/2032	34	31	34
								1,547	1,537	1,531	0.31%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	1,428	1,422	1,428	0.29%
Javelin Buyer, Inc.
Software	Second Lien(4)	SOFR(Q)	+	5.00%	8.76%	10/2024	12/2032	1,530	1,524	1,389	0.28%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	9.15%	11/2025	04/2030	700	699	699
	First Lien(4)	SOFR(M)	+	5.25%	9.15%	11/2025	04/2030	353	351	352
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	9.15%	11/2025	04/2030	333	331	332
								1,386	1,381	1,383	0.28%
Pretium PKG Holdings, Inc.
Packaging	First Lien(2)(3)	SOFR(Q)	+	5.25%	8.98%	08/2026	03/2031	1,316	1,310	1,306	0.26%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.82%	04/2025	06/2028	1,234	1,235	1,268	0.25%
PDQ.com Corporation
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	10/2025	10/2032	714	712	710
	First Lien(4)	SOFR(Q)	+	4.50%	8.48%	10/2023	10/2032	441	440	439
	First Lien(4)	SOFR(Q)	+	4.50%	8.26%	10/2023	10/2032	71	71	71
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.57%	10/2025	10/2032	44	44	43
								1,270	1,267	1,263	0.25%
HP ITS Buyer, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.07%	07/2026	07/2033	1,149	1,143	1,143
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.90%	07/2026	07/2033	60	60	60
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.08%	07/2026	07/2033	40	40	40
								1,249	1,243	1,243	0.25%
Foreside Financial Group, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	9.47%	06/2026	10/2029	1,233	1,232	1,227	0.25%
KnowBe4, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	7.57%	08/2026	07/2032	1,538	1,133	1,091	0.22%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.40%	06/2024	12/2028	1,064	1,062	1,064	0.21%
TigerConnect, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	6.25%	10.21%	11/2024	08/2029	553	550	547
	First Lien(4)	SOFR(Q)	+	6.25%	10.21%	08/2025	08/2029	482	479	477
	First Lien(4)	SOFR(Q)	+	6.25%	10.21%	11/2024	08/2029	27	27	27
								1,062	1,056	1,051	0.21%
Vehlo Purchaser, LLC
Software	First Lien(4)	SOFR(M)	+	5.25%	9.15%	06/2025	05/2028	951	947	951	0.19%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.57%	09/2024	03/2032	$805	$792	$801	0.16%
CoreTrust Purchasing Group LLC
Business Services	First Lien(4)	SOFR(M)	+	5.25%	9.15%	09/2022	10/2029	729	727	729	0.15%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	670	670	670
	First Lien(4)	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	34	34	34
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	23	23	23
								727	727	727	0.15%
Perforce Software, Inc.
Software	First Lien	SOFR(M)	+	4.75%	8.65%	05/2024	03/2031	1,297	1,298	666	0.13%
OneDigital Borrower LLC
Business Services	Second Lien(2)	SOFR(M)	+	5.25%	9.25%	09/2026	07/2032	694	662	662	0.13%
EAB Global, Inc.
Education	First Lien(2)(3)	SOFR(M)	+	3.00%	6.90%	06/2026	08/2030	407	351	362
	First Lien	SOFR(M)	+	3.00%	6.90%	06/2026	08/2030	71	61	64
								478	412	426	0.09%
RealPage, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	3.75%	7.82%	03/2026	04/2028	324	308	321	0.06%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.75%	8.65%	07/2024	10/2028	314	314	314	0.06%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.60%	11/2023	03/2028	144	145	143
	First Lien(4)	SOFR(Q)	+	6.00%	10.22%	11/2023	03/2028	139	138	138
								283	283	281	0.06%
Paradigm Parent, LLC
Distribution & Logistics	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.57%	08/2026	04/2032	287	256	268	0.05%
KPSKY Acquisition Inc.
Business Services	First Lien(4)	SOFR(Q)	+	5.75%	9.62%	11/2023	10/2028	9	9	9	0.00%
Total Funded Debt Investments - United States								$493,967	$489,975	$479,745	95.88%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(2)(3)	SOFR(Q)	+	5.25%	9.32%	09/2025	10/2032	$3,474	$3,413	$3,144
	First Lien	SOFR(Q)	+	5.25%	9.32%	09/2025	10/2032	1,267	1,242	1,146
								4,741	4,655	4,290	0.86%
Cleanova US Holdings, LLC**
Business Products	First Lien	SOFR(Q)	+	4.75%	8.61%	05/2025	06/2032	3,885	3,772	3,888	0.78%
Ciklum Inc.**
Business Services	First Lien(4)	SOFR(Q)	+	6.75%	10.60%	02/2024	02/2030	2,420	2,401	2,420
	First Lien(4)	SOFR(M)	+	6.75%	10.74%	02/2024	02/2030	1,217	1,213	1,217
	First Lien(4)(5) - Drawn	SOFR(M)	+	6.75%	10.75%	02/2024	02/2030	116	119	116
								3,753	3,733	3,753	0.75%
Total Funded Debt Investments - United Kingdom								$12,379	$12,160	$11,931	2.39%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Funded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(4)	SOFR(Q)	+	6.00%	10.07%	05/2024	05/2030	$2,390	$2,374	$2,390
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.00%	9.77%	05/2024	05/2030	144	143	144
								2,534	2,517	2,534	0.51%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	06/2025	12/2029	934	932	934
	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	12/2023	12/2029	659	655	659
								1,593	1,587	1,593	0.32%
Total Funded Debt Investments - Australia								$4,127	$4,104	$4,127	0.83%
Funded Debt Investments - Switzerland
Matterhorn Finco, Inc.**
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.57%	03/2026	03/2033	$3,981	$3,963	$3,961	0.79%
Total Funded Debt Investments - Switzerland								$3,981	$3,963	$3,961	0.79%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(2)(3)(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.35%	06/2025	07/2031	$2,616	$2,616	$2,616
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.24%	06/2025	07/2031	143	143	143
								2,759	2,759	2,759	0.55%
Total Funded Debt Investments - Jersey								$2,759	$2,759	$2,759	0.55%
Structured Finance Obligations - United States
Ivy Hill Middle Market Credit Fund, Ltd**
Investment Fund	Structured Finance Obligations(4)	SOFR(Q)	+	7.00%	10.73%	11/2024	01/2037	$472	$472	$470	0.09%
Total Structured Finance Obligations - United States								$472	$472	$470	0.09%
Total Funded Debt Investments								$517,685	$513,433	$502,993	100.53%
Equity - United States
HIG Intermediate, Inc. (8)
Business Services	Series A preferred shares (4)	Fixed(Q)		10.50%	10.50%	12/2024	—	3,443	$3,417	$3,349	0.67%
Eclipse Topco, Inc. (7)
Financial Services & Technology	Preferred shares (4)	Fixed(S)*		12.50%/PIK	12.50%	09/2024	—	51	630	628	0.13%
Jawbreaker Topco, L.P. (10)
Software	Class A-1 common units (4)	—		—	—	01/2026	—	16,430	164	164	0.03%
FS WhiteWater Holdings, LLC (9)
Consumer Services	Class B preferred units (4)	Fixed(A)*		20.00%/PIK	20.00%	10/2024	—	330	62	62	0.01%
Total Equity - United States									$4,273	$4,203	0.84%
Total Equity									$4,273	$4,203	0.84%
Total Funded Investments									$517,706	$507,196	101.37%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Unfunded Debt Investments - United States
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	01/2028	$740	$—	$2	0.00%
FS WhiteWater Holdings, LLC (9)
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	72	—	—	—%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2024	07/2028	255	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	07/2028	487	—	—
							742	—	—	—%
Project Accelerate Parent, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2031	230	(1)	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	451	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	427	(1)	—
							878	(1)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	1,418	—	—	—%
Anaplan, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	06/2028	47	—	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2024	06/2030	297	(2)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2023	09/2029	313	(2)	—	—%
Bullhorn, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2024	10/2029	195	—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2024	11/2031	207	(1)	—	—%
CRCI Longhorn Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2027	147	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	543	(2)	—
							690	(2)	—	—%
Project Potter Buyer, LLC
Software	First Lien(5) - Undrawn	—	—	—	09/2026	10/2028	331	—	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2027	1,414	(2)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Coupa Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2023	02/2029	$197	$—	$—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2024	10/2028	138	—	—	—%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	177	(1)	—	—%
Eide Bailly Advisory LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2026	07/2028	1,036	—	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2024	01/2030	512	(5)	—	—%
Superman Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	726	(1)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2033	626	(3)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2024	09/2028	744	(2)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2024	05/2028	—	—	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	54	—	—	—%
LogRhythm, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2029	173	(3)	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2031	1,102	(4)	—	—%
Model N, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2024	06/2031	794	(3)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2024	09/2031	815	(3)	—	—%
Next Holdco, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2029	169	(1)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2029	821	—	—	—%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	629	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	450	(2)	—
							1,079	(2)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	$432	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	224	(1)	—
							656	(1)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2024	12/2032	255	—	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	3,614	—	—	—%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	567	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(5) - Undrawn	—	—	—	10/2023	10/2030	615	(4)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(5) - Undrawn	—	—	—	10/2025	10/2027	457	—	—
	First Lien(5) - Undrawn	—	—	—	10/2025	06/2029	122	—	—
							579	—	—	—%
CentralSquare Technologies, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2024	04/2030	630	(5)	—	—%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	01/2028	479	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	180	(1)	—
							659	(1)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2023	12/2029	353	—	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	405	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2031	661	(2)	—
							1,066	(2)	—	—%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	882	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	151	(1)	—
							1,033	(1)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	02/2024	10/2028	165	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	$6	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	06/2024	12/2030	513	—	—
							519	—	—	—%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	264	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2026	10/2029	132	—	(1)	(0.00)%
Zone Climate Services, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2023	03/2028	78	(1)	(1)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	41	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2026	03/2028	195	—	(1)
							236	—	(1)	(0.00)%
AWP Group Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2026	12/2032	480	(2)	(2)	(0.00)%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	08/2026	03/2029	186	(2)	(2)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(5) - Undrawn	—	—	—	02/2026	02/2028	125	—	(1)
	First Lien(5) - Undrawn	—	—	—	02/2026	09/2028	64	—	(1)
							189	—	(2)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	742	—	(2)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	189	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	08/2023	08/2029	328	(2)	(2)
							517	(2)	(3)	(0.00)%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	20	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	353	—	(1)
							1,079	—	(3)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2023	10/2032	$217	$—	$(1)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	353	—	(2)
							570	—	(3)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,337	—	(3)	(0.00)%
HP ITS Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2026	06/2028	13	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2026	07/2033	263	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	07/2026	06/2028	439	—	(2)
							715	(1)	(3)	(0.00)%
Jawbreaker Topco, L.P. (10)
Jawbreaker Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2029	374	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	374	(2)	(2)
							748	(2)	(4)	(0.00)%
Supernova Intermediate Pty Ltd
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2026	05/2029	2,097	—	(5)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	242	(1)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	303	—	(3)
							545	(1)	(5)	(0.00)%
Diligent Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2024	08/2030	172	(1)	(6)	(0.00)%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	107	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	12/2023	02/2028	279	(1)	(4)
							386	(1)	(6)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	346	(1)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	849	—	(4)
							1,195	(1)	(6)	(0.00)%
Legends Hospitality Holding Company, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2024	08/2030	294	(3)	(7)	(0.00)%
Fetch, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	03/2026	03/2033	575	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	03/2026	09/2028	958	—	(5)
							1,533	(3)	(8)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Xactly Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2024	07/2027	$154	$—	$(8)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	408	(1)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	992	—	(7)
							1,400	(1)	(10)	(0.00)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	166	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	435	—	(8)
							601	—	(11)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	794	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,358	—	(7)
							2,152	(4)	(11)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	244	(1)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	307	—	(6)
							551	(1)	(11)	(0.00)%
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2028	655	—	(5)
	First Lien(4)(5) - Undrawn	—	—	—	04/2024	12/2032	818	(3)	(6)
							1,473	(3)	(11)	(0.00)%
Optimizely North America Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2031	375	(1)	(12)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	536	—	(6)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	536	(2)	(6)
							1,072	(2)	(12)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	267	(1)	(1)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	2,386	—	(12)
							2,653	(1)	(13)	(0.00)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2023	11/2030	680	(1)	(14)	(0.00)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	196	—	(18)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	863	(6)	(19)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	$228	$(1)	$(2)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	645	—	(6)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	845	—	(8)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	07/2027	912	—	(9)
							2,630	(1)	(25)	(0.00)%
PetVet Care Centers, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2023	11/2029	233	(2)	(33)	(0.01)%
Runway Bidco, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2031	859	(3)	(13)
	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	1,718	—	(26)
							2,577	(3)	(39)	(0.01)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	469	(1)	(21)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	1,437	—	(65)
							1,906	(1)	(86)	(0.02)%
Total Unfunded Debt Investments - United States							$60,459	$(102)	$(404)	(0.08)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2024	11/2027	$380	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	05/2024	05/2030	333	(2)	—
							713	(2)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2022	12/2028	99	—	—	—%
Total Unfunded Debt Investments - Australia							$812	$(2)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2024	02/2030	$658	$(8)	$—	—%
Total Unfunded Debt Investments - United Kingdom							$658	$(8)	$—	—%
Total Unfunded Debt Investments							$61,929	$(112)	$(404)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments							$579,614	$517,594	$506,792	101.29%
Total Investments								$517,594	$506,792	101.29%

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
September 30, 2026
(in thousands, except shares)
(unaudited)

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2026.
(7)The Company holds preferred equity in Eclipse Topco, Inc. and a first lien term loan in Eclipse Buyer, Inc., a wholly-owned subsidiary of Eclipse Topco, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $634.
(8)The Company holds preferred equity in HIG Intermediate, Inc. and a first lien term loan and first lien delayed draw in HIG Operations Holdings, Inc., a wholly-owned subsidiary of HIG Intermediate, Inc. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $3,443.
(9)The Company holds Class B preferred units in FS WhiteWater Holdings, LLC, a first lien term loan and two first lien delayed draws in FS WhiteWater Borrower, LLC, a wholly-owned subsidiary of FS WhiteWater Holdings, LLC. The Company's Class B preferred units are entitled to receive cumulative preferred dividends that are calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $62.
(10)The Company holds Class A-1 common units in Jawbreaker Topco, L.P. and a first lien term loan, a first lien delayed draw and first lien revolver in Jawbreaker Parent, Inc., a partially-owned subsidiary of Jawbreaker Topco, L.P.
(11)Investment is on non-accrual status as of September 30, 2026. See Note 3. Investments, for details.
*    All or a portion of interest contains payment in kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, 5.06% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Guardian IV Income Fund, L.L.C.

Consolidated Schedule of Investments (Continued)
September 30, 2026
(unaudited)

September 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	96.42%
Second lien	2.22%
Subordinated	0.44%
Structured Finance Obligations	0.09%
Equity and other	0.83%
Total investments	100.00%

September 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	31.94%
Software	31.74%
Financial Services & Technology	15.57%
Healthcare	8.21%
Consumer Services	5.43%
Education	3.19%
Distribution & Logistics	2.31%
Business Products	0.77%
Packaging	0.75%
Investment Fund	0.09%
Total investments	100.00%

September 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	98.41%
Fixed rates	1.59%
Total investments	100.00%

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

New Mountain Guardian IV Income Fund, L.L.C.

Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (4)	Spread (4)	Interest Rate (4)	Purchase Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

MedX Holdings, LLC
Healthcare	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2032	$419	$(2)	$(2)
	First Lien(2)(3) - Undrawn	—	—	—	07/2025	07/2027	985	—	(5)
							1,404	(2)	(7)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2032	378	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	01/2025	02/2027	1,260	—	(6)
							1,638	(2)	(8)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	01/2025	01/2031	863	(7)	(9)	(0.00)%
LogRhythm, Inc.
Software	First Lien(2)(3) - Undrawn	—	—	—	07/2024	07/2029	210	(2)	(10)	(0.01)%
DT1 Midco Corp.
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2025	12/2030	337	(2)	(2)
	First Lien(2)(3) - Undrawn	—	—	—	06/2025	04/2027	2,231	—	(11)
							2,568	(2)	(13)	(0.01)%
PetVet Care Centers, LLC
Consumer Services	First Lien(2)(3) - Undrawn	—	—	—	10/2023	11/2029	349	(3)	(15)	(0.01)%
Total Unfunded Debt Investments - United States							$86,034	$(134)	$(138)	(0.03)%
Unfunded Debt Investments - Australia
Adelaide Borrower, LLC**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2026	$524	$—	$—
	First Lien(2)(3) - Undrawn	—	—	—	05/2024	05/2030	273	(3)	—
							797	(3)	—	—%
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	06/2025	12/2028	99	—	—	—%
Total Unfunded Debt Investments - Australia							$896	$(3)	$—	—%
Unfunded Debt Investments - United Kingdom
Ciklum Inc.**
Business Services	First Lien(2)(3) - Undrawn	—	—	—	02/2024	02/2030	$774	$(7)	$—	—%
Total Unfunded Debt Investments - United Kingdom							$774	$(7)	$—	—%
Total Unfunded Debt Investments							$87,704	$(144)	$(138)	(0.03)%
Total Non-Controlled/Non-Affiliated Investments								$484,787	$482,659	94.75%
Total Investments								$484,787	$482,659	94.75%

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
September 30, 2026
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
As of September 30, 2026, the Company's top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on an accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026, the Company recognized PIK interest from investments of $215 and $698, respectively, and non-cash dividends from investments of $22 and $76, respectively. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $195 and $583, respectively, and non-cash dividends from investments of $28 and $80, respectively.
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

Note 3. Investments
At September 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$497,604	$488,650
Second lien	13,017	11,238
Subordinated	2,228	2,231
Structured finance obligations	472	470
Equity and other	4,273	4,203
Total investments	$517,594	$506,792
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$161,937	$161,918
Software	166,177	160,834
Financial Services & Technology	78,753	78,899
Healthcare	41,644	41,600
Consumer Services	27,983	27,501
Education	18,631	16,190
Distribution & Logistics	11,701	11,709
Business Products	3,772	3,888
Packaging	6,524	3,783
Investment Fund	472	470
Total investments	$517,594	$506,792
During the third quarter of 2026, the Company placed its first lien term loan position in LogRhythm, Inc. ("LogRhythm") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's first lien term loan position in LogRhythm had total unearned interest income of $123 and $123, respectively.

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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2026:

	Total	Level I	Level II	Level III
First lien	$488,650	$—	$43,881	$444,769
Second lien	11,238	—	5,562	5,676
Subordinated	2,231	—	—	2,231
Structured finance obligations	470	—	—	470
Equity and other	4,203	—	—	4,203
Total investments	$506,792	$—	$49,443	$457,349

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$458,865	$—	$41,193	$417,672
Second lien	16,904	—	4,965	11,939
Subordinated	2,050	—	—	2,050
Structured finance obligations	479	—	—	479
Equity and other	4,361	—	—	4,361
Total investments	$482,659	$—	$46,158	$436,501
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2026	$453,343	$437,159	$9,272	$2,153	$466	$4,293
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	(108)	216	(227)	—	4	(101)
Purchases, including capitalized PIK and revolver fundings	26,237	26,148	—	78	—	11
Proceeds from sales and paydowns of investments	(15,160)	(10,404)	(4,756)	—	—	—
Transfers into Level III (1)	1,387	—	1,387	—	—	—
Transfers out of Level III (1)	(8,350)	(8,350)	—	—	—	—
Fair Value, September 30, 2026	$457,349	$444,769	$5,676	$2,231	$470	$4,203
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(115)	$209	$(227)	$—	$4	$(101)

(1)    As of September 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, June 30, 2025	$384,865	$368,246	$9,971	$1,908	$474	$4,266
Total gains or losses included in earnings:
Net realized gains (losses) on investments	10	10	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	278	366	(107)	9	2	8
Purchases, including capitalized PIK and revolver fundings	51,162	46,353	4,732	68	—	9
Proceeds from sales and paydowns of investments	(37,597)	(35,004)	(2,593)	—	—	—
Transfers out of Level III (1)	(8,587)	(8,587)	—	—	—	—
Fair Value, September 30, 2025	$390,131	$371,384	$12,003	$1,985	$476	$4,283
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$279	$367	$(107)	$10	$1	$8

(1)As of September 30, 2025, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2025	$436,501	$417,672	$11,939	$2,050	$479	$4,361
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(304)	(304)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	(3,868)	(3,701)	(13)	(43)	(9)	(102)
Purchases, including capitalized PIK and revolver fundings	80,678	80,231	—	224	—	223
Proceeds from sales and paydowns of investments	(54,442)	(49,407)	(4,756)	—	—	(279)
Transfers into Level III (1)	26,013	16,120	9,893	—	—	—
Transfers out of Level III (1)	(27,229)	(15,842)	(11,387)	—	—	—
Fair Value, September 30, 2026	$457,349	$444,769	$5,676	$2,231	$470	$4,203
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(5,758)	$(4,074)	$(1,530)	$(43)	$(9)	$(102)

(1)As of September 30, 2026, portfolio investments were transferred out of Level III into Level II and into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Structured Finance Obligations	Equity and other
Fair Value, December 31, 2024	$331,675	$321,600	$4,115	$1,741	$—	$4,219
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(1)	(1)	—	—	—	—
Net change in unrealized appreciation (depreciation) of investments	144	196	(113)	49	4	8
Purchases, including capitalized PIK and revolver fundings	119,035	113,492	5,292	195	—	56
Proceeds from sales and paydowns of investments	(69,727)	(67,134)	(2,593)	—	—	—
Transfers into Level III (1)	16,353	10,579	5,302	—	472	—
Transfers out of Level III (1)	(7,348)	(7,348)	—	—	—	—
Fair Value, September 30, 2025	$390,131	$371,384	$12,003	$1,985	$476	$4,283
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$135	$187	$(113)	$49	$4	$8

(1)As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2026 and September 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of September 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of September 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2026 were as follows:

				Range
Type	Fair Value as of September 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$418,636	Market & income approach	EBITDA multiple	6.0x	22.0x	15.7x
			Revenue multiple	1.0x	10.5x	6.9x
			Discount rate	7.4%	66.0%	10.5%
	26,133	Other	N/A (2)	N/A	N/A	N/A
Second lien	5,676	Market & income approach	EBITDA multiple	20.5x	20.5x	20.5x
			Discount rate	10.5%	28.7%	22.5%
Subordinated	2,231	Market & income approach	EBITDA multiple	13.5x	15.5x	14.3x
			Discount rate	15.2%	15.2%	15.2%
Structured Finance Obligations	470	Income approach	Discount rate	11.3%	11.3%	11.3%
Equity and other	4,203	Market & income approach	EBITDA multiple	12.0x	19.0x	17.4x
			Discount rate	12.8%	20.4%	13.2%
	$457,349

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
The following is the principal amount and fair value of the Company’s borrowings as of September 30, 2026 and December 31, 2025. There was no outstanding balance under the Unsecured Management Company Revolver as of December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2026
	Principal Amount	Fair Value
Wells Credit Facility	$7,000	$6,969
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
Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
•100% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.389% (5.556% annualized). The Company refers to this portion of the Company's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.389%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 10.0% of the Company's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.389% in any calendar quarter; and
•10.0% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 1.389% (5.556% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 10.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.

For both the three and nine months ended September 30, 2026 and September 30, 2025, incentive fees waived were under $1 thousand. The fees that are payable under the Investment Management Agreement for any partial period will be appropriately prorated.
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
If, while the Investment Adviser is the investment adviser to the Company, the annualized Specified Expenses for a given calendar year are less than the Specified Expenses Cap, the Investment Adviser shall be entitled to reimbursement by the Company of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of the Company pursuant to the expense limitation and reimbursement agreement between the Company and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year shall not exceed the Specified Expenses Cap. The Investment Adviser may recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense. For both the three and nine months ended September 30, 2026 and September 30, 2025, there were no reimbursements paid by the Company to the Investment Adviser pursuant to this provision.
The Expense Limitation and Reimbursement Agreement may be amended by mutual agreement of the parties, provided that any amendment that could result in an increase in expenses borne by the Company also must be approved by vote of a majority of the Company's outstanding units.
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management fee	$960	$822	$2,882	$2,303
Less: management fee waiver	—	(3)	—	(8)
Net management fee	960	819	2,882	2,295
Income based incentive fee	$1,043	$932	$3,049	$2,567
Capital gains incentive fee	$—	$—	$—	$(142)
As of both September 30, 2026 and December 31, 2025, no incentive fees on capital gains were accrued or payable under the Investment Management Agreement by the Company, as both hypothetical and actual return of capital distributions, distributions of net investment income and distributions of net realized capital gains to unitholders did not exceed capital contributions.
The Company has entered into an administration agreement with the Administrator (the "Administration Agreement") under which the Administrator provides administrative services. The Administration Agreement was most recently re-approved by the Board on February 11, 2026 for a period of 12 months commencing on March 1, 2026. The Administrator maintains, or oversees the maintenance of, the Company's consolidated financial records, prepares reports filed with the U.S. Securities and Exchange Commission (the "SEC"), generally monitors the payment of the Company's expenses and oversees the performance of administrative and professional services rendered by others. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. The Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Company under the Administration Agreement, including compensation of the Company's chief financial officer and chief compliance officer, and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Company, the Administrator may, in its own discretion, submit to the Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Company during any quarterly period. As a result, the amount of expenses for which the Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Company for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026, approximately $158 and $461, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. For the three and nine months ended September 30, 2025, approximately $140 and $477, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2026 and December 31, 2025, approximately $158 and $179, respectively, of indirect administrative expenses were included in the net receivable from affiliates.
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
The following table summarizes the interest expense, administrative fees and amortization of financing costs incurred on the BMO Subscription Line for the three and nine months ended September 30, 2025:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Interest expense	$762	$2,812
Administrative fees	$19	$(108)
Amortization of financing costs	$(1)	$78
Weighted average interest rate	7.2%	7.2%
Effective interest rate	7.4%	7.2%
Average debt outstanding	$41,918	$51,938
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026 (1)
Interest expense	$12	$42
Non-usage fee	$94	$206
Amortization of financing costs	$28	$75
Weighted average interest rate	5.6%	5.5%
Effective interest rate	64.6%	43.1%
Average debt outstanding	$815	$1,054

(1)For the nine months ended September 30, 2026, amounts represent the period from January 15, 2026 (commencement of the Wells Credit Facility) to September 30, 2026.
As of September 30, 2026, there was a $7,000 outstanding balance under the Wells Credit Facility, and GIV Income SPV was in compliance with the applicable covenants of the Wells Loan and Security Agreement on such date.
Leverage risk factors—The Company intends to be generally unlevered during the course of its life (excluding borrowings under short-term working capital facilities) and will not incur leverage to the same extent as is customary for other business development companies, or for long-term investment purposes. The Company's lenders will have fixed dollar claims on certain of the Company's assets or the investments held by GIV Income SPV or any future wholly-owned subsidiary, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's members' capital. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its unitholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2026, the Company had unfunded commitments on revolving credit facilities of $28,554, no outstanding bridge financing commitments and other future funding commitments of $33,375. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $31,141, no outstanding bridge financing commitments, and other future funding commitments of $56,563. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the Wells Credit Facility as of September 30, 2026 and the Unsecured Management Company Revolver as of December 31, 2025. See Note 6. Borrowings, for details.

The Company may from time to time enter into financing commitment letters. As of September 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $1,226 and $10,323, respectively, which could require funding in the future.
Note 9. Members' Capital
There were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026.
The following table summarizes the total Units issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2025:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
June 13, 2025	June 30, 2025	5,124,050	$51,241
September 16, 2025	September 30, 2025	4,099,240	40,992
		9,223,290	$92,233
The following table reflects the distributions declared on the Company's Units for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2026	March 31, 2026	April 20, 2026	$0.173
June 25, 2026	June 30, 2026	July 20, 2026	0.180
September 25, 2026	September 30, 2026	October 20, 2026	0.185
			$0.538

The following table reflects the distributions declared on the Company's Units for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 25, 2025	March 28, 2025	April 21, 2025	$0.222
June 23, 2025	June 27, 2025	July 21, 2025	0.226
September 22, 2025	September 29, 2025	October 20, 2025	0.213
			$0.661
Note 10. Earnings (Loss) Per Unit
The following information sets forth the computation of basic net increase (decrease) in the Company's members' capital per unit resulting from operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings per unit—basic & diluted
Numerator for basic & diluted earnings per unit:	$7,756	$7,481	$18,467	$19,872
Denominator for basic & diluted weighted average per unit:	51,240,500	38,474,932	51,240,500	35,066,896
Basic & diluted earnings per unit:	$0.15	$0.19	$0.36	$0.57

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Per unit data(1):
Members' capital, December 31, 2025 and December 31, 2024, respectively	$9.94	$10.04
Net investment income (loss)	0.54	0.66
Net realized and unrealized gains (losses)	(0.18)	(0.10)
Total net increase (decrease)	0.36	0.56
Net increase (decrease) in members' capital from capital transactions	—	0.01
Distributions declared to unitholders from net investment income	(0.54)	(0.66)
Members' capital, September 30, 2026 and September 30, 2025, respectively	$9.76	$9.95
Total return based on members' capital(2)	3.73%	5.86%
Units outstanding at end of period	51,240,500	42,529,615
Average weighted units outstanding for the period	51,240,500	35,066,896
Average members' capital for the period	$504,371	$350,747
Ratio to average members' capital:
Net investment income (loss)(3)	7.27%	8.86%
Total expenses, before waivers(3)	2.04%	3.39%
Total expenses, net of waivers(3)	2.04%	3.39%

Average debt outstanding—BMO Subscription Line	N/A	$51,938
Average debt outstanding—Wells Credit Facility(4)	$1,054	N/A
Asset coverage ratio	7,247.33%	3,486.66%
Portfolio turnover	11.20%	19.91%

Capital Commitments	$512,405	$512,405
Funded Capital Commitments	$512,405	$425,296
% of Capital Commitments funded	100.00%	83.00%

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
(4)For the nine months ended September 30, 2026, average debt outstanding represents the period from January 15, 2026 (commencement of the Wells Credit Facility) to September 30, 2026.
N/A    Not Applicable.

Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the unitholders and the Board of Directors of New Mountain Guardian IV Income Fund, L.L.C.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Guardian IV Income Fund, L.L.C. and subsidiary (the "Company"), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations and changes in members’ capital for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 12, 2026

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Guardian IV Income Fund, L.L.C., including its wholly-owned direct subsidiary ("we", "us", "our", "GIV Income" or the "Company").
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
New Mountain Guardian IV Income Fund SPV, L.L.C. ("GIV Income SPV"), our wholly-owned direct subsidiary, was formed on December 18, 2025 as a Delaware limited liability company.
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
As of September 30, 2026, our top five industry concentrations were business services, software, financial services & technology, healthcare and consumer services.
As of September 30, 2026, our members' capital was approximately $500.3 million and our portfolio had a fair value of approximately $506.8 million in 126 portfolio companies.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiary, GIV Income SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").

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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026, we recognized PIK interest from investments of approximately $0.2 million and $0.7 million, respectively, and non-cash dividends from investments of less than $0.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2025, we recognized PIK interest from investments of approximately $0.2 million and $0.6 million, respectively, and non-cash dividends from investments of less than $0.1 million and $0.1 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of September 30, 2026:

(in millions)	As of September 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$490.9	94.8%	$485.4	95.7%
Yellow	24.6	4.8%	19.6	3.9%
Orange	2.1	0.4%	1.8	0.4%
Red	—	—%	—	—%
	$517.6	100.0%	$506.8	100.0%
As of September 30, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of eight portfolio companies that had a Yellow Risk Rating and one that had an Orange Risk Rating.
During the third quarter of 2026, we placed our first lien term loan position in LogRhythm, Inc. ("LogRhythm") on non-accrual status. For the three and nine months ended September 30, 2026, our first lien term loan position in LogRhythm had total unearned interest income of $0.1 million and $0.1 million, respectively. As of September 30, 2026, our investment in LogRhythm had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of directors, was approximately $506.8 million in 126 portfolio companies at September 30, 2026 and approximately $482.7 million in 117 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Investments in 61 and 71, respectively, new and existing portfolio companies	$83.4	$133.6
Debt repayments in existing portfolio companies	(42.5)	(75.4)
Sales of securities in 6 and 3 portfolio companies, respectively	(12.3)	(2.8)
Change in unrealized appreciation on 32 and 38 portfolio companies, respectively	0.7	0.8
Change in unrealized depreciation on 100 and 80 portfolio companies, respectively	(9.4)	(4.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total interest income	$11.6	$10.8
Dividend income	0.1	0.1
Fee income	0.3	0.4
Total investment income	$12.0	$11.3
Our total investment income increased by approximately $0.7 million for the three months ended September 30, 2026 as compared to the same period in the prior year. For the three months ended September 30, 2026, total investment income of approximately $12.0 million consisted of approximately $11.0 million in cash interest from investments, approximately $0.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.4 million, approximately $0.1 million in dividends from investments and approximately $0.3 million in fee income.
The increase in interest income of approximately $0.8 million during the three months ended September 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the three months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 6 portfolio companies and commitment fees on unfunded investments.

Operating Expenses

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Management fee	$1.0	$0.8
Less: management fee waiver	—	(0.0)
Net management fee	1.0	0.8
Interest and other financing expenses	0.2	0.8
Income based incentive fees	1.0	0.9
Administrative expenses	0.3	0.3
Professional fees	0.1	0.1
Other general and administrative expenses	0.0	0.0
Net expenses	$2.6	$2.9
Our total net operating expenses decreased by approximately $0.3 million for the three months ended September 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $0.2 million and our income based incentive fee increased by approximately $0.1 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees over the three months ended September 30, 2026 as compared to the same period in the prior year was attributable to larger managed and invested capital balances.
Interest and other financing expenses decreased by approximately $0.6 million during the three months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the termination of the BMO Subscription Line.
Our total net administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the three months ended September 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Three Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$0.0	$(0.0)
Net change in unrealized appreciation (depreciation) of investments	(1.6)	(0.9)
Net realized and unrealized gains (losses)	$(1.6)	$(0.9)
We had net realized gains and unrealized depreciation which resulted in a net loss of approximately $1.6 million for the three months ended September 30, 2026 as compared to net realized losses and net unrealized depreciation resulting in a net loss of approximately $0.9 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2026 was most materially driven by unrealized depreciation in Houghton Mifflin Harcourt Company, offset by unrealized appreciation in various other portfolio companies. The net loss for the three months ended September 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investments in Syndigo LLC and CommerceHub, Inc. due to early repayments received during the period.

Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025
Revenue

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Total interest income	$34.0	$30.8
Dividend income	0.4	0.3
Fee income	0.7	1.0
Total investment income	$35.1	$32.1
Our total investment income increased by approximately $3.0 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. For the nine months ended September 30, 2026, total investment income of approximately $35.1 million consisted of approximately $32.4 million in cash interest from investments, approximately $0.7 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.9 million, approximately $0.4 million in dividends from investments and approximately $0.7 million in fee income.
The increase in interest income of approximately $3.2 million during the nine months ended September 30, 2026 was primarily attributable to our increasing invested balances as compared to the same period in the prior year. Fee income during the nine months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 17 portfolio companies and commitment fees on unfunded investments.
Operating Expenses

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Management fee	$2.9	$2.3
Less: management fee waiver	—	(0.0)
Net management fee	2.9	2.3
Interest and other financing expenses	0.3	2.8
Income based incentive fees	3.1	2.6
Administrative expenses	0.9	0.8
Professional fees	0.4	0.4
Organizational and offering expenses	—	0.0
Capital gains incentive fee	—	(0.1)
Other general and administrative expenses	0.1	0.1
Total expenses	$7.7	$8.9
Less: expenses waived	—	—
Net expenses	$7.7	$8.9
Our total net operating expenses decreased by approximately $1.2 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. Our net management fee increased by approximately $0.6 million and our income based incentive fee increased by approximately $0.5 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. The increase in management fees and income based incentive fees over the nine months ended September 30, 2026 as compared to the same period in the prior year was attributable to larger managed and invested capital balances. There were no capital gains incentive fees for the nine months ended September 30, 2026. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than the cumulative amount in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no accrual. Amounts accrued are not payable unless gains are realized and distributions are greater than contributions.
Interest and other financing expenses decreased by approximately $2.5 million during the nine months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the termination of the BMO Subscription Line.
Our total net administrative expenses, professional fees and other general and administrative expenses remained relatively flat during the nine months ended September 30, 2026 as compared to the same period in the prior year.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$(0.3)	$(0.1)
Net change in unrealized appreciation (depreciation) of investments	(8.7)	(3.3)
Net realized and unrealized gains (losses)	$(9.0)	$(3.4)
We had net realized losses and net unrealized depreciation which resulted in a net loss of approximately $9.0 million for the nine months ended September 30, 2026 as compared to net realized losses and net unrealized depreciation resulting in a net loss of approximately $3.4 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2026 was primarily driven by unrealized depreciation in RLG Holdings, LLC, Houghton Mifflin Harcourt Company and Planview Parent, Inc. The net loss for the nine months ended September 30, 2025 was primarily driven by the overall decrease in market prices of our investments during the period and material accelerated amortization realized on our investments in Sierra Enterprises, LLC, Syndigo LLC and CommerceHub, Inc. due to early repayments received during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our unitholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, we adopted the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions of the Units, our unitholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2026, our asset coverage ratio was 7,247.33%.
Since our inception on November 4, 2022, we entered into Subscription Agreements with several investors on various dates. Closings of the Private Offering occurred, from time to time, in the Investment Adviser's sole discretion, during the Closing Period. On September 30, 2026 and December 31, 2025, we had aggregate capital commitments accepted and undrawn capital commitments from investors as follows:

(in millions)	September 30, 2026	December 31, 2025
Capital Commitments	$512.4	$512.4
Unfunded Capital Commitments	—	—
% of Capital Commitments funded	100.0%	100.0%
The BMO Subscription Line was terminated on December 15, 2025 and the Unsecured Management Company Revolver matured on December 31, 2025. As of September 30, 2026, our credit facilities consisted of the Wells Credit Facility. As of December 31, 2025, we had no outstanding borrowings, and the Unsecured Management Company Revolver matured on that date. See Item 1 —Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $9.6 million and $35.0 million, respectively. Our cash used in operating activities for the nine months ended September 30, 2026 and September 30, 2025 was approximately $4.8 million and $36.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from investments and operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of September 30, 2026 and December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $61.9 million and $87.7 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of approximately $1.2 million and $10.3 million, respectively, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Wells Credit Facility (1)	$7.0	$—	$—	$7.0	$—

(1)    Under the terms of the $50.0 million Wells Credit Facility, all outstanding borrowings under that facility ($7.0 million as of September 30, 2026) must be repaid on or before January 15, 2031. As of September 30, 2026, there was approximately $43.0 million of possible capacity remaining under the Wells Credit Facility. See Item 1 —Financial Statements —Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the Wells Credit Facility.
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
Distributions and Dividends
Distributions declared to unitholders for the nine months ended September 30, 2026 totaled approximately $27.6 million.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026, approximately $0.2 million and $0.5 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2026, $0.2 million of indirect administrative expenses were included in the net receivable from affiliates on the Consolidated Statement of Assets, Liabilities and Members' Capital.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in October 2026 after previously increasing interest rates by 0.25% in September 2026. While market participants had broadly expected rate cuts in 2026 at the start of the year, expectations have shifted toward an additional rate increase in 2026, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which would also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the nine months ended September 30, 2026, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of September 30, 2026, approximately 98.4% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments and approximately 1.6% of our investments at fair value represent fixed-rate investments. Additionally, our Wells Credit Facility is subject to floating interest rates and is currently paid based on the floating SOFR interest rates.
The following table estimates the potential changes in interest income net of interest expense, should interest rates decrease by 200, 150, 100 or 50 basis points, or increase by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of our Wells Credit Facility. For our borrowings we use the outstanding balance as of September 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(22.13)%
-150 Basis Points	(16.60)%
-100 Basis Points	(11.07)%
-50 Basis Points	(5.53)%
+50 Basis Points	5.53%
+100 Basis Points	11.07%
+150 Basis Points	16.60%
+200 Basis Points	22.13%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refer to New Mountain Guardian IV Income Fund, L.L.C. and its consolidated subsidiary.
Item 1.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Company-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
(2)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Current Report on Form 8-K filed on July 13, 2023.
(3)Previously filed in connection with New Mountain Guardian IV Income Fund, L.L.C.'s Annual Report on Form 10-K filed on March 5, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2026.

NEW MOUNTAIN GUARDIAN IV INCOME FUND, L.L.C.

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer